Form 10-Q
period 2012-03-31
Xstelos Holdings, Inc.
filed 2012-05-29
CIK 1540145

UNITED STATES

SECURITIES AND EXCHANGE COM MISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-11681

_________________________

XSTELOS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

_________________________

Delaware	22-3439443
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

630 Fifth Avenue, Suite 2260

New York, NY 10020

(Address of principal executive offices including zip code)

(201) 934-2000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of common stock, par value $.001 per share, as of May 15, 2012: 24,263,171.

XSTELOS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

	Condensed Consolidated Balance Sheets – As of March 31, 2012 (unaudited) and December 31, 2011 (Predecessor Company)	4

	Condensed Consolidated Statements of Operations and Comprehensive Income – For the Three Months Ended March 31, 2012 (unaudited) and April 2, 2011 (unaudited) (Predecessor Company)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2012 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows – For the Three Months Ended March 31, 2012 (unaudited) and April 2, 2011 (unaudited) (Predecessor Company)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		26

Item 3. Quantitative and Qualitative Disclosures about Market Risk		34

Item 4. Controls and Procedures		34

Part II. OTHER INFORMATION

Item 1. Legal Proceedings		34

Item 1A. Risk Factors		35

Item 6. Exhibits		35

SIGNATURES		35

31.1	Certification of President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer and Chief Financial Officer - Senior Vice President of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Predecessor Company)
Assets
Current assets:
Cash and cash equivalents	$8,520	$7,847
Marketable security, at fair value	3,366	3,968
Accounts receivable	7,141	6,986
Prepaid expenses and other current assets	599	674
Fixed assets held for sale	347	347
Deferred tax asset, net	1,405	1,405
Assets of discontinued operations	1,168	1,198
Total current assets	22,546	22,425

Restricted cash	2,500	2,500
Real Estate	7,873	7,873
Intangible assets, net	55,420	56,424
Goodwill	10,920	10,920
Deferred financing costs and other noncurrent assets	1,866	2,011

TOTAL ASSETS	$101,125	$102,153

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Predecessor Company)
Liabilities and Shareholder's Equity
Current liabilities:
Current maturities of long term debt, net of original issue discount	$11,764	$10,666
Accounts payable and accrued expenses	1,645	1,853
Income taxes payable	62	91
Liabilities of discontinued operations	1,562	1,571
Total current liabilities	15,033	14,181

Deferred tax liability, net	1,405	1,405
Long term debt, net of current maturities and original issue discount	45,665	49,553

Total liabilities	62,103	65,139

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares, and nil issued and outstanding	-	-
Common stock, $0.001 par value, authorized 30,000,000 shares, and issued and outstanding 100 shares	-	-
Additional paid-in capital	35,289	21,619
Accumulated other comprehensive income	3	61
Retained earnings	1,465	13,670
Stockholder’s Equity	36,757	35,350
Noncontrolling interest	2,265	1,664

Total shareholders’ equity	39,022	37,014

TOTAL LIABILITIES AND EQUITY	$101,125	$102,153

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2012	April 2, 2011
		(Predecessor Company)
ROYALTY REVENUE	$7,141	$-

Operating Expenses
Selling, general and administrative expense	1,410	1,029
Amortization	1,004	-
Total operating expenses	2,414	1,029

OPERATING INCOME (LOSS)	4,727	(1,029)

Interest expense, net	(2,749)	-
Gain on sale of shares of marketable security	6	-

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,984	(1,029)

Income tax expense	62	-

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,922	(1,029)

EARNINGS FROM DISCONTINUED OPERATIONS, net of tax	144	227

NET EARNINGS (LOSS)	2,066	(802)

Less: Net earnings attributable to the noncontrolling interest	601	-

NET EARNINGS (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	1,465	(802)

Other comprehensive loss:
Unrealized loss on marketable security	(58)	-
Comprehensive income attributable to controlling interest	$1,407	$(802)

BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON SHARE:
Earnings (Loss) from continuing operations	$13,206	$(10,289)
Earnings from discontinued operations	1,440	2,268
BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON SHARE	$14,646	$(8,021)
Weighted average common shares outstanding used for basic and diluted earnings (loss) per common share.	100	100

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive	Retained	Controlling	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Interest	Total

Balance as of January 1, 2012 (Predecessor Company)	100	$-	$21,619	$61	$13,670	$35,350	$1,664	$37,014
Formation of Xstelos Holdings, Inc.	-	-	13,670	-	(13,670)	-	-	-
Net income	-	-	-	-	1,465	1,465	601	2,066
Unrealized loss on marketable security	-	-	-	(58)	-	(58)	-	(58)

Balance as of March 31, 2012	100	$-	$35,289	$3	$1,465	$36,757	$2,265	$39,022

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
		(Predecessor Company)
Cash flows from operating activities:
Net earnings (loss)	$2,066	$(802)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization	1,004	-
Non-cash interest expense	84	-
Gain on sale of marketable security	(6)	-
Issuance of stock for services	-	83
Changes in operating assets and liabilities:
Increase in accounts receivable	(155)	-
Decrease in prepaid expenses and other current assets	105	37
Decrease in other noncurrent assets	102	31
Decrease in accounts payable, accrued expenses and other current liabilities	(212)	(32)
Decrease in income taxes payable and other long-term liabilities	(34)	(18)
Net cash provided by (used in) operating activities	2,954	(701)

Cash flows from investing activities:
Proceeds from sale of shares of marketable security	550	-
Net cash provided by investing activities	550	-

Cash flows from financing activities:
Payments on long term debt	(2,831)	-
Deferred financing costs	-	(932)
Cash contribution from noncontrolling interest	-	780
Net cash used in financing activities	(2,831)	(152)

Net increase (decrease) in cash and cash equivalents	673	(853)
Cash and cash equivalents, beginning of period	7,847	8,720

Cash and cash equivalents, end of period	$8,520	$7,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$2,621	$-
Taxes paid	$91	$-

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

Background

Xstelos Holdings, Inc. (“Xstelos”) was formed as a Delaware corporation on January 20, 2012, and on January 23, 2012 entered into a Plan of Reorganization (the “Plan of Reorganization”) with Footstar, Inc. (“Footstar”) pursuant to which Footstar contributed all of its assets to Xstelos, including its cash, real estate and its 80.5% interest in FCB I Holdings, Inc. (“FCB Holdings”). In exchange for the contribution of all of its assets, Xstelos assumed all of Footstar’s liabilities and issued all of its shares of common stock to Footstar. Footstar distributed all of the Xstelos common stock to holders of Footstar’s common stock as of April 23, 2012, the record date, pro rata on a one-for-one basis. Immediately thereafter, Footstar’s stockholders became the owners of all of the outstanding shares of common stock of Xstelos, and the Xstelos stockholders’ holdings were proportionate to their percentage ownership of Footstar shares as of April 23, 2012, the record date for the distribution.

Prior to the Plan of Reorganization, during 2008, substantially all of Footstar’s business operations were related to the operation of licensed footwear departments in Kmart stores pursuant to an agreement with Kmart Corporation. This agreement expired in December 2008. On May 5, 2009, the stockholders of Footstar adopted and approved the Amended Plan of Complete Dissolution and Liquidation (the “Plan of Dissolution”).

As discussed below, on April 5, 2011, Xstelos Corp. (formerly Footstar Corporation), a wholly owned subsidiary of Footstar (“Xstelos Corp” and, together with Xstelos and its subsidiaries and their operations prior to the Plan of Reorganization, the “Company”), completed the CPEX Transaction (as defined below). In the CPEX Transaction, the Company acquired CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company. As a result of the CPEX Transaction, an indirect majority-owned subsidiary of Xstelos Corp merged with and into CPEX, with CPEX surviving as a wholly-owned subsidiary of FCB Holdings. FCB Holdings is owned 80.5% by Xstelos Corp and 19.5% by an unaffiliated investment holding company (the “Investment Holding Company”).

Following the completion of the CPEX Transaction, Footstar and Xstelos entered into the Plan of Reorganization. On May 5, 2012 Footstar finally and completely liquidated and dissolved in accordance with its Plan of Dissolution.

The condensed consolidated financial statements of the Company were determined, in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), to represent the consolidated historical assets and liabilities contributed to Xstelos, which prior to January 19, 2012 were those of Xstelos Corp. and Subsidiaries.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. In the opinion of Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying condensed consolidated financial statements. These unaudited condensed consolidated financial statements for the interim period are not necessarily indicative of results for the full year. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 of Footstar Corporation and Subsidiaries (Predecessor Company) included in Xstelos’ Form S-1, File No. 333-179148, filed with the SEC on April 3, 2012.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CPEX Pharmaceuticals, Inc. Acquisition

In August 2010, Footstar’s Board of Directors was made aware of an opportunity regarding a potential strategic transaction with CPEX, an emerging specialty pharmaceutical company whose shares were traded on the Nasdaq Capital Market under the symbol “CPEX”. Substantially all of CPEX’s revenue is a royalty stream under a licensing agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) pursuant to which CPEX licenses its CPE-215 technology with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim®. Testim® is a gel for testosterone replacement therapy, which is a formulation of CPEX’s technology with testosterone. Auxilium is currently marketing Testim® in the United States, Europe and Canada. From August 2010 through January 3, 2011, Footstar negotiated the terms of a strategic merger transaction with CPEX pursuant to which CPEX would become a majority-owned indirect subsidiary of Footstar (the “CPEX Transaction”).

On January 3, 2011, CPEX, FCB Holdings and FCB I Acquisition Corp. (“FCB Acquisition”), a wholly-owned subsidiary of FCB Holdings, entered into an Agreement and Plan of Merger (the “CPEX Transaction Agreement”).

On April 5, 2011, the parties completed the CPEX Transaction pursuant to the CPEX Transaction Agreement. As a result of the CPEX Transaction, FCB Acquisition merged with and into CPEX, with CPEX surviving as a wholly owned subsidiary of FCB Holdings. The condensed consolidated financial statements include the results of CPEX from the date of acquisition.

Pursuant to the CPEX Transaction, CPEX common stock that was outstanding immediately prior to the effective time of the CPEX Transaction, other than shares held by stockholders who properly exercised their appraisal rights and shares owned by CPEX as treasury stock, was automatically cancelled and converted into the right to receive $27.25 in cash, without interest and less any applicable withholding taxes.

The acquisition of CPEX was accounted for as a purchase under The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805. The purchase price of approximately $76.2 million (which includes cash paid and liabilities assumed) has been allocated to the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 5, 2011, in connection with the CPEX Transaction, FCB I LLC (“Borrower”), a wholly owned subsidiary of FCB Acquisition which became a wholly owned subsidiary of CPEX upon FCB Acquisition’s merger with and into CPEX, borrowed approximately $64 million under that certain Loan Agreement dated as of January 3, 2011 (the “Term Loan Agreement”), by and among Borrower, The Bank of New York Mellon, as Agent, and certain Lenders from time to time party thereto, in the form of a secured term loan to Borrower. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum, with a minimum LIBOR rate of 1%, and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim®, a topical testosterone gel, expire, and contains customary events of default for loans of such nature. As part of the Term Loan Agreement, CPEX contributed to Borrower all of its intellectual property rights in Testim®  and rights to the royalty stream pursuant to the license agreement with Auxilium, and the loan is secured by Borrower’s interest in all such rights. Repayment of the loan is made through a waterfall arrangement whereby, if certain conditions are met, the Testim® royalty stream is distributed on a quarterly basis as follows: first to pay certain fees and expenses of Agent and Borrower, second to pay fees of the banks maintaining the accounts associated with the loan, third to pay any expenses of Agent used to protect the loan collateral and any other unreimbursed fees or expenses of Agent or any Lender, fourth to replenish any shortfall in the interest reserve (which is $2.5 million), fifth to pay interest due, sixth to pay 65% of the remaining royalty funds to Agent for the benefit of the Lenders as payment toward loan principal, and finally to Borrower for its benefit.

Upon consummation of the CPEX Transaction, FCB Holdings was owned 80.5% by Xstelos Corp and 19.5% by the Investment Holding Company. The Investment Holding Company is affiliated with a minority Lender under the Term Loan Agreement (as defined above).

On April 4, 2011, in connection with the CPEX Transaction, Xstelos Corp made a $3 million bridge loan to FCB Holdings under that certain Loan Agreement dated as of April 4, 2011 (the “Xstelos Corp Loan Agreement”), by and between FCB Holdings and Xstelos Corp.  The loan bore interest at 20% per annum and provided for a fee of 3% of the principal amount (less accrued interest) payable to Xstelos Corp, which was due upon repayment of the loan. The bridge loan was repaid on April 5, 2011, prior to maturity.

On April 4, 2011, in connection with the CPEX Transaction, Black Horse Capital LP and Black Horse Capital Master Fund Ltd. (together, “Black Horse”) made a $10 million bridge loan to FCB Holdings under that certain Loan Agreement dated as of April 4, 2011 (the “Black Horse Loan Agreement”), by and between Black Horse and FCB Holdings. The bridge loan under the Black Horse Loan Agreement had substantially the same terms as the bridge loan under the Xstelos Corp Loan Agreement, and was repaid on April 5, 2011, prior to maturity. Xstelos Corp also reimbursed Black Horse for transaction fees related to the CPEX acquisition of approximately $830,000.

Xstelos Corp is party to a consulting and advisory agreement with the Investment Holding Company for such entity to provide certain consulting and advisory services to Xstelos Corp relating to intellectual property and other matters. The agreement provides for payment solely to the extent Xstelos Corp has received dividends from FCB Holdings, of which there have been none to date. The annual amounts to be paid, following receipt of such dividends pursuant to the terms of the agreement, would be $1,000,000 for 2011, $750,000 for 2012, $750,000 for 2013, $500,000 for 2014 and $250,000 for 2015 and annually thereafter through the agreement termination. The agreement terminates upon the conclusion of the monetization of CPEX’s intellectual property, subject to the terms of the agreement. The Company has accrued approximately $1.2 million as of March 31, 2012 under this agreement, and expensed approximately $0.2 million and $0.3 million, for the three months ended March 31, 2012 and April 2, 2011, respectively, though it is not anticipated when any payment will be made.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Direct acquisition costs, consisting of investment banking fees and legal fees directly related to the acquisition of CPEX of approximately $235,000 were expensed as period costs, and were not capitalized for the three months ended April 2, 2011. Financing costs were not expensed as acquisition costs, but treated as loan origination costs and are included in deferred financing costs in the accompanying condensed balance sheets and are being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and recorded as a component within non-cash interest expense.  Amortization of approximately $43,000 was expensed for the three months ended March 31, 2012, leaving deferred financing costs of approximately $1.4 million as of March 31, 2012.

The following table summarizes the components of the total consideration determined for accounting purposes under FASB ASC Topic 805 which reflect the allocation of the purchase consideration based on the fair value of the CPEX assets and liabilities acquired, as of April 5, 2011 (in thousands).

Components of consideration:
Cash paid to CPEX Pharmaceuticals, Inc. shareholders at closing	$75,443
CPEX liabilities assumed by Xstelos Corp.	739
Gross consideration at closing	$76,182

Allocation of consideration
Cash	$15,964
Accounts receivable	5,851
Fixed assets	2,077
Goodwill	10,920
Fair value of other non-intangible acquired assets	1,470
Intangible assets recorded in acquisition, primarily patents and license	59,434
Net deferred tax liability	(19,534)
Total	$76,182

Presented below is unaudited pro forma financial information assuming the acquisition of CPEX occurred at the beginning of the earliest period presented, and excludes certain nonrecurring charges, such as purchase accounting adjustments and charges related to restructuring such as severance, that were deemed necessary to exclude for comparability purposes. As such, approximately $1.2 million of nonrecurring direct acquisition costs incurred by Xstelos Corp for the period of April 3, 2011 through December 31, 2011 have been pushed back to the beginning of the fiscal year 2011, in the pro forma financial information below. Additionally, with the recognition of the net deferred tax liability as a result of the acquisition, a reduction of approximately $19.5 million of the valuation allowance that Xstelos Corp has previously recorded has been reflected as if it occurred on January 2, 2011 (see Note 8 – Income Taxes) (in thousands except per share data):

Three Months Ended April 2, 2011

Revenue	$5,851
Earnings from continuing operations	$11,268
Net earnings	$11,495
Net earnings attributable to Non-controlling Interest	$2,197
Net earnings attributable to Controlling Interest	$9,298

Basic and diluted net earnings per common share from continuing operations	$90,710
Total basic and diluted net earnings per common share	$92,980

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority owned, and wholly-owned, subsidiaries which were derived from the historical accounting records of Xstelos Corp, prior to January 19, 2012, and reflect the historical financial positions, results of operations, and cash flows for the periods described herein. Intercompany balances and transactions between the entities have been eliminated. For simplicity of presentation, these condensed consolidated financial statements are referred to as financial statements herein.

Fiscal Years

The accompanying condensed consolidated financial statements include the three month results of operations, assets and liabilities based on a 52-week calendar year ending December 31, 2012 and for the 53-week fiscal year ending December 31, 2011.

Cash equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and stated at cost that approximates their fair market value. At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

At March 31, 2012, restricted cash of $2,500,000 pledged to support a bank credit facility, is classified as a non-current asset. The restricted cash serves as collateral for the loan in connection with the CPEX Transaction that provides financial assurance that the Company has the ability to service the loan, as discussed in Note 7 – Long Term Debt. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently not invested and does not bear interest.

Accounts receivable and allowances for doubtful accounts

CPEX enters into collaboration and research agreements whereby it may receive milestone payments, research fees and/or royalties. Accounts receivable from these agreements are recorded at their net realizable value, generally as services are performed or as milestones and royalties are earned. When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Accounts receivable as of March 31, 2012, and related revenues for the three months then ended, represent royalties due from its licensee, Auxilium, for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Xstelos determined no allowance for doubtful accounts was necessary as of March 31, 2012 and December 31, 2011.

Fixed assets held for sale

Fixed assets held for sale consist of furniture and equipment, computers, office equipment, and laboratory equipment, which were obtained in the CPEX acquisition. As these assets are not in service, no depreciation expense has been recorded.

Marketable securities

The Company accounts for its marketable security pursuant to FASB ASC Topic 320, “Investments in Debt and Equity Securities.” Under this topic, the Company’s securities with readily determinable fair values have been classified as available-for-sale. The security reflected on the accompanying condensed balance sheet is at fair market value based on quoted market prices with the unrealized gains and losses reported in other comprehensive income (loss).

During the three month period ended March 31, 2012, the Company received gross proceeds of approximately $550,000 from the sale of shares of its marketable security and recognized an approximate gain of $6,000. In addition the Company recorded an unrealized loss of approximately $58,000 during the three month period ended March 31, 2012. As of March 31, 2012, marketable securities consisted of stock at a cost of approximately $3.4 million, and an unrealized gain of approximately $3,000, for a total investment at fair value of approximately $3.4 million.

Real Estate

The Company had been marketing its Mahwah Real Estate for sale since May 5, 2007 and the Company estimated that the fair value of the real estate, less estimated closing costs, at approximately $6.2 million. This estimate was based on unobservable inputs (see Note 4 - Fair Value Measurements).  Inputs used to estimate the Mahwah Real Estate value include the location’s assessed tax valuation and multiple local real estate broker estimates of value. On April 27, 2012, the Company signed a purchase agreement and sold its Mahwah Real Estate to a third party buyer for $14.6 million (see Note 11 – Subsequent Events). The Mahwah Real Estate is recorded at the lesser of cost or net realizable value at March 31, 2012 and December 31, 2011, and the Company will recognize a gain of approximately $7.6 million when sold in the second quarter 2012.

The Company, through its acquisition of CPEX, owns a 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire (“Exeter”). It is located approximately 50 miles north of Boston, Massachusetts. The Company is currently marketing this property for sale or lease. The Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $1.7 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different (see Note 4 - Fair Value Measurements). Inputs used to estimate the Exeter Real Estate value include the location’s assessed tax valuation and an estimate of value provided by a local real estate broker.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and intangible assets

Costs incurred in connection with acquiring licenses, patents, and other proprietary rights are capitalized as intangible assets. These assets are amortized on a straight-line basis over the applicable useful life from the dates of acquisition. Such assets are reviewed whenever events or changes in circumstances indicate that the assets may be impaired, by comparing the carrying amounts to their estimated future undiscounted cash flows, and adjustments are made for any diminution in value below the carrying value.

The assets acquired in the CPEX acquisition included approximately $59.4 million of intangible assets which were assigned primarily to CPEX’s patents and license agreement associated with Testim®, a topical testosterone gel. The acquired intangible asset has a useful life of approximately 15 years, with the patent expiring on January 3, 2026.

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. FASB ASC Topic 350 requires that goodwill not be amortized but must be reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company performs at least an annual assessment of goodwill for impairment or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company’s annual impairment test is performed at the end of its fiscal year. There was no impairment at December 31, 2011.

Included in the acquisition of CPEX, the Company recorded goodwill of approximately $10.9 million. As of March 31, 2012 no impairment has been charged against goodwill recorded in the acquisition of CPEX.

In September 2011, the FASB issued authoritative guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company plans to adopt this guidance in fiscal 2012 in connection with its annual testing of goodwill for impairment.

Income taxes

As discussed further in Note 8 – Income Taxes, the Company records deferred tax assets and liabilities based on the differences between the book and tax bases of assets and liabilities and on operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company follows FASB ASC Topic 740 when accounting for tax contingencies. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under GAAP, tax benefits are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company does not have any unrecognized tax contingencies. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Condensed Consolidated Statements of Operations and Comprehensive Income. There were no tax related interest and penalties for the three months ended March 31, 2012 or April 2, 2011. Tax years beginning in 2008 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

The Company determined the deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates.

As of March 31, 2012, the Company recorded a net deferred tax asset of approximately $50.0 million and a related valuation allowance of approximately $30.6 million. In connection with the preparation of previous years consolidated financial statements, the Company reviewed the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and liquidation of the Kmart business (which accounted for substantially all of the net sales and net profits). Due to historical losses, the Company cannot rely on anticipated long-term future profits to utilize deferred tax assets. As a result, the Company could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on net deferred tax asset.

The Internal Revenue Service Code requires any company that qualifies as a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company qualifies as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income. Management has not yet concluded whether the Company will be considered a personal holding company. If the Company is considered a personal holding company, its undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at a rate of 15.0%. Whether or not the Company or any of its subsidiaries are classified as personal holding companies for the year ending December 31, 2012 or in future years will depend upon the amount of any personal holding company income and the percentage of any outstanding common stock that is beneficially owned by the Company’s major stockholders. The Company is not filing its corporate income tax return as a personal holding company for 2011.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

CPEX recognizes revenue from royalties on Auxilium’s sales of Testim® in accordance with FASB ASC Topic 605-10-S99-1, which requires sales to be recorded upon delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim® to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, CPEX is able to reasonably estimate future product returns on sales of Testim® and as a result, did not defer Testim® royalties for the three months ended March 31, 2012. Total royalty revenue recognized for the three months ended March 31, 2012 was approximately $7.1 million.

Stock Based Compensation

The Company accounts for its stock based employee compensation plans under FASB ASC Topic 718 and FASB ASC Topic 505-50. FASB ASC Topic 718-10 and FASB ASC Topic 505-50 address the accounting for shared based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FASB ASC Topic 718-10 and FASB ASC Topic 505-50 require that such transactions be accounted for using a fair value based method.

In considering the fair value of the underlying stock when the Company grants options or restricted stock, the Company consideres several factors including the fair values established by market transactions. Stock-based compensation includes significant estimates and judgments of when stock options might be exercised, forfeiture rates and stock price volatility. The timing of option exercises is out of the Company’s control and depends upon a number of factors including the Company’s market value and the financial objectives of the holders of the options. These estimates can have a material impact on the Company’s stock compensation expense but will have no impact on the Company’s cash flows.

The Company accounts for equity awards of the Company issued to non-employees providing services on behalf of the Company in accordance with FASB ASC Topic 505-50 (formerly EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.”). FASB ASC Topic 505-50 requires the Company to measure the fair value of Footstar equity instruments using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the revenues and expenses reported during the period, and includes, among others, allocations of CPEX purchase price, lives of intangible assets, estimate of long-term debt classified as current, and valuation allowances on deferred taxes. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

Earnings (Loss) per Common Share

Basic net earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. There are currently no potential dilutive common shares.

Fair Value Measurements

The Company measures fair value in accordance with FASB ASC Topic 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

—   Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

—   Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

—   Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value (see Note 4 - Fair Value Measurements).

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurements. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. Adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2011, the FASB issued authoritative guidance related to the Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The new requirements are effective for public entities for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter, with early adoption permitted. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations.

3.	Discontinued Operations

At the end of December 2008, the Company’s business operations related to which it operated licensed footwear departments in various department stores, have been classified as discontinued operations, for all periods presented. Therefore, all related operations, impairment losses and disposal costs, gains and losses on disposition attributable to these licensed footwear departments have been aggregated in a single caption entitled “Earnings From Discontinued Operations” on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Assets of discontinued operations are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Prepaid expenses, primarily cash collateral for worker’s compensation obligations	$1,168	$1,198
	$1,168	$1,198

Liabilities of discontinued operations are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Accrued expenses	$359	$357
Income taxes payable	40	20
Worker’s compensation liability	1,163	1,194
	$1,562	$1,571

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized statements of operations for discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Net revenue	$—	$—
Cost of products sold	—	—
Gross Profit	—	—
Selling, general and administrative expense	(163)	(227)
Operating income	163	227
Interest income (expense)	—	—
Earnings from discontinuing operations before income taxes	163	227
Income tax expense	19	—
Earnings from discontinued operations	$144	$227

Discontinued operations resulted in earnings primarily as a result of miscellaneous refunds and reversals of liabilities which were no longer required by the Company.

4. Fair Value Measurements

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Fair Value Measurements at March 31, 2012

Description	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank, including restricted cash	$11,020	$11,020	$—	$—
Marketable security	3,366	3,366	—	—
Real estate	7,873	—	—	7,873

Fair Value Measurements at December 31, 2011

Description	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank, including restricted cash	$9,958	$9,958	$—	$—
Money market funds	389	389	—	—
Marketable security	3,968	3,968	—	—
Real estate	7,873	—	—	7,873

Money Market Funds – money market funds are valued using quoted market prices. Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2012 and December 31, 2011, the Company estimated that the fair value of its real estate properties, less estimated closing costs, was approximately $7.9 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. Inputs used to estimate the Mahwah and Exeter Real Estate value include the locations’ assessed tax valuation and multiple local real estate broker estimates of value.

The Company had been marketing its Mahwah Real Estate for sale since May 5, 2007 and the Company estimated that the fair value of the real estate, less estimated closing costs, at approximately $6.2 million. This estimate was based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate is materially.  Inputs used to estimate the Mahwah Real Estate value include the location’s assessed tax valuation and multiple local real estate broker estimates of value. On April 27, 2012, the Company signed a purchase agreement and sold its Mahwah Real Estate to a third party buyer for $14.6 million (see Note 11 – Subsequent Events).

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Insurance	$106	$117
Interest	465	514
Other current assets	28	43
	$599	$674

6.	Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Patents, trademarks, and license agreement	$59,434	$59,434
Less-accumulated amortization	(4,014)	(3,010)
	$55,420	$56,424

Amortization expense for patents and related patent costs of approximately $1.0 million has been recorded in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012. The Company expects to incur approximately $4.0 million of amortization expense for each of the next 14 years.

7.	Long Term Debt

As further discussed in Note 1 - CPEX Pharmaceuticals, Inc. Acquisition, on April 5, 2011, in connection with the CPEX Transaction, the Borrower borrowed approximately $64 million under the Term Loan Agreement by and among Borrower, The Bank of New York Mellon, as Agent, and certain Lenders from time to time party thereto, in the form of a secured term loan to Borrower. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum, with a minimum LIBOR rate of 1%, and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim®, a topical testosterone gel, expire, and contains customary events of default for loans of such nature.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The balance of the loan at March 31, 2012 and December 31, 2011 was approximately $58.8 million and $61.6 million, respectively. Interest totaling approximately $2.7 million was expensed in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012. The rate applicable to this loan was 17.0% at March 31, 2012 and December 31, 2011. Current maturities of long term debt represent amounts expected to be payable in the next twelve months subsequent to March 31, 2012 in accordance with the repayment waterfall arrangement based on management’s forecast. Future maturities are subject to change based on future cash flows and the terms of the loan agreement.

The $64 million loan was issued at a discount of 2.34%, for total net proceeds of $62.5 million, with an effective interest rate of 18%.  The original issue discount (OID) was $1.5 million.  The OID is equal to the difference between the stated face amount of the loan and actual cash received.  This OID is being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and is recorded as a component within non-cash interest expense.  Amortization of $40,707 was expensed for the three months ended March 31, 2012, leaving the OID with a balance of $1,347,576 as of March 31, 2012.

The $64 million loan is collateralized by patents and a license agreement associated with Testim®, that were acquired in the CPEX transaction. The loan agreement requires certain financial reporting and non financial covenants. The Company was in compliance with these covenants as of March 31, 2012.

8.	Income Taxes

The Company files a consolidated federal income tax return that includes the operations of the Company and its subsidiaries. Whereas Xstelos Corp is Xstelos’s only subsidiary, and whereas Xstelos does not have any operations of its own; all tax information reported in these condensed consolidated financial statements are ultimately derived from Xstelos Corp’s consolidated operations determined on a standalone basis as if Xstelos Corp filed its own tax return. As such, the tax expense, and tax assets and liabilities contained in these condensed consolidated financial statements, only reflect those of Xstelos Corp.

The Company has available for federal and state income tax purposes net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $116.9 million and $119.9 million, respectively, as of March 31, 2012 and December 31, 2011 that, if not utilized, will begin expiring for federal purposes in 2025, and state net operating losses that have already begun expiring.  Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions. It should be noted that there may be certain limitations other than those potentially imposed by Section 382 of the Code on the Company’s ability to use its NOLs to offset certain taxable income, including, potentially, income generated in respect of the CPEX business. In assessing the realizability of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the 2011 CPEX acquisition, the Company recorded an approximately $19.5 million net deferred tax liability and reduced approximately $19.5 million of the valuation allowance against its NOL carryforward tax asset, which was reflected as an income tax benefit in the six months ended July 2, 2011.

As of March 31, 2012 the Company recorded a gross deferred tax asset of approximately $50.0 million and a related valuation allowance of approximately $30.6 million. In connection with the preparation of previous years consolidated financial statements, the Company reviewed the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and liquidation of the Kmart business (which accounted for substantially all of the net sales and net profits). Due to historical losses, the Company cannot be certain of any long-term future profits to utilize deferred tax assets. As a result, the Company could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on net deferred tax asset.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	March 31, 2012	December 31, 2011

Deferred tax assets:

Employee benefits	$465	$460

NOL carryforward	45,060	46,186

Property and equipment	4,494	4,543

Total gross deferred tax assets	50,019	51,189

Less valuation allowance	(30,622)	(31,441)

Total deferred tax assets	19,397	19,748

Less current deferred tax assets	(1,405)	(1,405)

Non-current deferred tax assets	$17,922	$18,343

Deferred tax liabilities:

Intangible assets	$19,397	$19,748

Total deferred tax liabilities	$19,397	$19,748

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts included in the consolidated balance sheet as follows (in thousands):

	March 31, 2012	December 31, 2011
Current deferred tax asset	$1,405	$1,405
Non-current deferred tax liability	(1,405)	(1,405)
	$-	$-

9.	Stock Based Compensation Plans

On March 15, 2010, Footstar issued shares of common stock having an aggregate fair value of $500,000 on the grant date, or 2,173,913 shares, to Jon Couchman, in lieu of any cash compensation for base salary for Mr. Couchman’s services as President, Chief Executive Officer and Chief Financial Officer for the twelve months commencing March 1, 2010. As these shares vest over a fiscal one year service period, the Company recognized expense of approximately $83,000 for three months ended April 2, 2011.

On March 15, 2010, Mr. Couchman was awarded a stock option to purchase up to 2,500,000 shares of Footstar’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). On the date of the grant, the closing price of Footstar’s stock was $0.23. The exercise price was adjusted in accordance with the terms of the initial grant from $0.40 to $0.35 due to a $0.05 dividend paid to the stockholders of Footstar on October 7, 2010, and the Company recorded the related compensation expense at that time. The stock option was fully vested at the time of the grant. The stock option expires upon the tenth anniversary of the grant date.

On March 15, 2010, at the election of Adam W. Finerman, a non-employee director of the Company, Footstar issued shares of common stock having an aggregate fair value of $50,000 on the grant date, or 217,391 shares, in lieu of cash compensation for his service as director in 2010 to which he would otherwise be entitled. Mr. Finerman has also elected to receive his full retainer ($50,000) for fiscal 2011 in shares of restricted stock in lieu of cash compensation for service as a director in 2011 to which he would otherwise have been entitled, and through December 31, 2011 earned 68,332 shares.

Pursuant to the Plan of Reorganization, on April 26, 2012 Mr. Finerman and Mr. Couchman received one share of Xstelos for each share of Footstar they held prior to April 26, 2012 and Mr. Couchman has been granted an option to purchase 2,500,000 shares of Xstelos on substantially the same terms as his option to purchase 2,500,000 shares of Footstar, which terminated upon the dissolution of Footstar.

The issuance of approximately 24 million shares of Xstelos common stock on April 23, 2012, to Footstar stockholders, did not have an impact on the Company’s assets and liabilities.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Commitments and Contingencies

Litigation Matters

The Company is involved in various and routine litigation matters, which arise through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the final liquidation of the Company. While it firmly maintains that all pending claims are meritless, the Company will, however, continue to expend costs as it vigorously defends against these claims.

Thom McAn: In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $1.4 million as of the date of this filing, although the Company believes that there has been a novation of its obligations under such lease and may bring litigation to have a court finally determine such issue. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

Upsher-Smith Litigation: In October 2008, CPEX and Auxilium received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim® does not infringe CPEX’s patent, U.S. Patent No. 7,320,968 (“the ‘968 Patent”). The ‘968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ‘968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration (“FDA”). Upsher-Smith’s paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware (“the Court”) against Upsher-Smith seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium have denied. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ‘968 Patent, is presumed valid. As of the date of this filing, the lawsuit remains pending; however, the case was administratively closed in December of 2011 and will remain closed until further order of the Court. In April 2012, Auxilium and Borrower received a notice from Upsher-Smith in connection with its ANDA advising Auxilium and Borrower of Upsher-Smith’s Paragraph IV certification relating to the ’968 patent-in-suit and eight additional patents listed in the Orange Book, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents. At this time, only ’968 patent is in the lawsuit.

CPEX has filed continuation and divisional applications with the USPTO relating to the ‘968 Patent. Nine patents, U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518 were issued from these applications, which may provide further market protection. Each of these nine patents has been listed in the Orange Book with respect to Testim®.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CPEX and its affiliates will vigorously pursue the Hatch-Waxman patent infringement lawsuit. However, if CPEX is unsuccessful in obtaining an injunction to keep Upsher-Smith’s proposed version of Testim® off the market until the patent protection expires, or in defending the ‘968 Patent covering Testim®, sales of Testim®, and royalties relating to Testim® royalty income could be materially reduced.

Watson Litigation: On May 23, 2012, Auxilium and Borrower filed a lawsuit against Watson Laboratories, Inc. (NV), a Nevada corporation; Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, “Watson”) for infringement of Borrower’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel. The lawsuit was filed in the United States District Court for the District of New Jersey.

Auxilium and Borrower filed this lawsuit in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of ANDA No. 09-1073 for a generic 1% testosterone gel product. This letter also stated that ANDA No. 09-1073 contained Paragraph IV certifications, under 21 U.S.C. Section 355(j) of the Federal Food, Drug, and Cosmetic Act, with respect to the nine patents listed in the Orange Book on that date as covering Testim®: U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. On May 15, 2012, a new composition patent covering Testim® issued (U.S. Patent No. 8,178,518). This patent is now also listed in the Orange Book and was included in the patent infringement lawsuit filed against Watson. In total, ten Testim® patents are now listed in the Orange Book and will expire at various dates ranging from April 21, 2023 through January 18, 2025. Auxilium and Borrower remain committed to protecting their intellectual property rights, including their patent protection for Testim®.

Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Watson, final FDA approval of Watson’s ANDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Watson’s notice letter was received (i.e., October 13, 2014) or final resolution of the pending patent infringement lawsuit. Should Watson receive tentative approval from the FDA for its generic version of Testim® before one of those events occurs, it would not be permitted to launch its generic product in the U.S. Watson will also not be able to launch a generic version of Testim® in the U.S. until it receives the necessary final approval of its ANDA from the FDA, which includes proving to the FDA that Watson’s proposed generic product is comparable to Testim® in dosage form, strength, route of administration, quality, performance characteristics, and intended use.

11.	Subsequent Events

The Company had been marketing its Mahwah Real Estate for sale since May 5, 2007. The real estate in Mahwah was the previous headquarters of Footstar and is comprised of a 3 story building with 129,000 square foot of office space situated on 20 acres with 560 parking spaces for occupants. The Company had estimated the fair value of the real estate, less estimated closing costs, at approximately $6.2 million.  On April 27, 2012, the Company signed a purchase agreement and sold its Mahwah Real Estate to a third party buyer for a total sales price of approximately $14.6 million. The Company will recognize a gain of approximately $7.6 million when sold in the second quarter 2012.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. Factors that could affect our forward-looking statements include, among other things:

—	the expectation that our business and operations will continue as presently conducted;

—	competition from existing products or new products that may emerge;

—	regulatory difficulties relating to products that have already received regulatory approval;

—	potential product liability claims;

—	our dependency on third-party manufacturers to supply or manufacture our products;

—	our ability to establish or maintain collaborations, licensing or other arrangements;

—	our ability and third parties’ abilities to protect intellectual property rights;

—	limitations of our ability to utilize its net operating losses;

—	compliance with obligations under intellectual property licenses with third parties; and

—	our ability to successfully invest for future growth.

Because the information in this Quarterly Report on Form 10-Q is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future. Actual results, operations, performance, events, plans and expectations may differ materially from our current expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity and prospects. Additionally, we do not plan to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Quarterly Report on Form 10-Q, other than as included in our future required SEC filings, or as may otherwise be legally required.

Results of Operations – Three months ended March 30, 2012 versus

Three months ended April 2, 2011

The following is a discussion of the results of operations for Xstelos Corp. (formerly Footstar Corporation), a wholly owned subsidiary of Xstelos Holdings, Inc. (“Xstelos Corp” and, together with Xstelos Holdings, Inc. and its subsidiaries, the “Company”) for the three months ended March 31, 2012 compared with the three months ended April 2, 2011 (in thousands) (inflation and changing prices have not had a material impact on revenues or results from operations in the two years):

	Three Months Ended
	March 31, 2012	April 2, 2011	Change	% (+-)

Royalty revenue	$7,141	$-	$7,141	100.0%
Operating expenses:
Selling, general and administrative expense	1,410	1,029	381	37.0%
Amortization	1,004	-	1,004	100.0%
Total operating expenses	2,414	1,029	1,385	134.6%
Operating income (loss)	4,727	(1,029)	5,756	(559.4)%
Interest expense, net	(2,749)	-	(2,749)	(100.0)%
Gain on sale of marketable security	6	-	6	100.0%
Earnings (loss) from continuing operations before income taxes	1,984	(1,029)	3,013	(292.8)%
Income tax expense	62	-	62	100.0%
Earnings (loss) from continuing operations	$1,922	$(1,029)	$2,951	(286.8)%

Royalty Revenue

Royalty revenue increased $7.1 million, or 100%, for three months ended March 31, 2012 compared with no revenue for three months ended April 2, 2011. The increase in revenue is due to the acquisition of CPEX on April 5, 2011 which provides the Company with royalty revenue from the acquired licensing agreement associated with Testim®, a topical testosterone gel.

SG&A Expenses

SG&A expenses increased $0.4 million, or 37.0%, to $1.4 million for three months ended March 31, 2012 compared with $1.0 million for three months ended April 2, 2011. This increase is predominately due to legal and professional expense related to the Plan of Reorganization and related registration statement expenses.

Amortization

Amortization expense was $1.0 million, or 100.0%, for three months ended March 31, 2012 compared with no expense for three months ended April 2, 2011. This increase is solely due to the amortization expense of intangible assets comprised of CPEX’s patents and related license agreement associated with Testim®, a topical testosterone gel.

Operating Income

Operating income increased $5.7 million to $4.7 million for three months ended March 31, 2012 compared with a $1.0 million operating loss for three months ended April 2, 2011. The $5.7 million increase in operating income is basically due the addition of CPEX royalty revenue offset by increases in legal and professional expenses, and amortization expense, all related to the acquisition of CPEX.

Interest Expense

Interest expense was $2.7 million for three months ended March 31, 2012 compared with no expense for three months ended April 2, 2011. This increase is due to interest expense on the term loan entered into in connection with the acquisition of CPEX.

Liquidity and Capital Resources

At March 31, 2012, the Company had cash and cash equivalents of approximately $8.5 million, which, along with the royalties from Testim® pursuant to the licensing agreement with Auxilium, we believe will be sufficient to fund our operations and our cash requirements for at least the next twelve months. Our cash includes balances maintained in commercial bank accounts. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products currently under development or sales of debt or equity securities.

On April 5, 2011, in connection with the acquisition of CPEX, FCB LLC, a wholly owned subsidiary of FCB Acquisition, which became a wholly owned subsidiary of CPEX upon FCB Acquisition’s merger with and into CPEX, borrowed approximately $64 million under the Term Loan Agreement. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum, with a minimum LIBOR rate of 1%, and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim®, a topical testosterone gel, expire, and contains customary events of default for loans of such nature. As part of the Term Loan Agreement, CPEX contributed to FCB LLC all of its intellectual property rights in Testim® and rights to the royalty stream pursuant to the license agreement with Auxilium, and the loan is secured by FCB LLC’s interest in all such rights. Repayment of the loan is made through a waterfall arrangement whereby, if certain conditions are met, the Testim® royalty stream is distributed on a quarterly basis as follows: first to pay certain fees and expenses of Agent and FCB LLC, second to pay fees of the banks maintaining the accounts associated with the loan, third to pay any expenses of Agent used to protect the loan collateral and any other unreimbursed fees or expenses of Agent or any Lender, fourth to replenish any shortfall in the interest reserve (which is $2.5 million), fifth to pay interest due, sixth to pay 65% of the remaining royalty funds to Agent for the benefit of the Lenders as payment toward loan principal, and finally to FCB LLC for its benefit.

Our largest source and use of cash were financing and investing related to the CPEX acquisition. The Company generated positive cash flow from operations due to our acquisition of CPEX.

As of March 31, 2012 accounts receivable, consisting of a royalty receivable, totaled $7.1 million. These receivables all are generally collected within three months after the respective calendar quarter.

Net cash provided by operating activities for three months ended March 31, 2012 was $3.0 million, directly related to net earnings of $2.1 million, adding $1.1 million of amortization and non-cash interest expense, and other miscellaneous items totaling $0.2 million, which was partially offset by a $0.2 million increase in accounts receivable, $0.2 million decrease in accounts payable, accrued expenses and other current liabilities. Net cash used in operating activities for three months ended April 2, 2011 was $0.7 million, primarily consisting of a net loss of $0.8 million, which was partially offset by $0.1 million of miscellaneous items.

Cash provided by investing activities was $0.6 million and cash used in financing activities was $2.8 million for the three months ended March 31, 2012 compared to no investing activities and using $0.2 million in cash in financing activities for three months ended April 2, 2011. The investing and financing activities for three months ended March 31, 2012 are mostly associated to the sales of marketable security for $0.6 million offset by principal payments on the term loan of $2.8 million, compared to $0.9 million was paid for financing costs related to the CPEX transaction and $0.8 million was received from non controlling interests for three months ended April 2, 2011.

Factors that could affect our short and long term liquidity include, among other things, the amount of royalties received from Auxilium, the payment of any further dividends or distributions, and our ability to market our Exeter, New Hampshire property on acceptable terms.

The Company had been marketing its Mahwah Real Estate for sale since May 5, 2007. The real estate in Mahwah was the previous headquarters of Footstar and is comprised of a 3 story building with 129,000 square foot of office space situated on 20 acres with 560 parking spaces for occupants. The Company had estimated the fair value of the real estate, less estimated closing costs, at approximately $6.2 million.  On April 27, 2012, the Company signed a purchase agreement and sold its Mahwah Real Estate to a third party buyer for a total sales price of approximately $14.6 million. The Company will recognize a gain of approximately $7.6 million when sold in the second quarter 2012.

Long term debt

In connection with the CPEX Transaction, on April 5, 2011 the Borrower borrowed approximately $64 million under the Term Loan Agreement by and among Borrower, The Bank of New York Mellon, as Agent, and certain Lenders from time to time party thereto, in the form of a secured term loan to Borrower. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum, with a minimum LIBOR rate of 1%, and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim®, a topical testosterone gel, expire, and contains customary events of default for loans of such nature. The loan was issued at a discount of 2.34%. The original issue discount (OID) was $1.5 million. The OID is equal to the difference between the stated face amount of the loan and actual cash received. This OID is being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and is recorded as a component within non-cash interest expense. The loan is collateralized by patents and a license agreement associated with Testim®, that were acquired in the CPEX transaction. The loan agreement requires certain financial reporting and non financial covenants.

Critical Accounting Policies, Estimates and Judgments

The Financial Accounting Standards Board (“FASB”) made the Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ended after September 15, 2009. The ASC combines all previously issued authoritative generally accepted accounting principles (“GAAP”) into one set of guidance codified by subject area. Subsequent revisions to GAAP by the FASB are incorporated into the ASC through issuance of Accounting Standards Updates (“ASU”).

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and stated at cost that approximates their fair market value. At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

Royalties Receivable and Allowances for Doubtful Accounts

CPEX enters into collaboration and research agreements whereby it may receive milestone payments, research fees and/or royalties. Accounts receivable from these agreements are recorded at their net realizable value, generally as services are performed or as milestones and royalties are earned. When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Royalties receivable as of December 31, 2011, and related revenues from the date of acquisition through December 31, 2011, are royalties due from its licensee, Auxilium for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

Real Estate

The Company, through its acquisition of CPEX, owns a 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire. It is located approximately 50 miles north of Boston, Massachusetts. The Company is currently marketing this property for sale or lease. The Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $1.7 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different.

Intangible Assets

Costs incurred in connection with acquiring licenses, patents, and other proprietary rights are capitalized as intangible assets. These assets are amortized on a straight-line basis over the applicable useful life from the dates of acquisition. Such assets are reviewed whenever events or changes in circumstances indicate that the assets may be impaired, by comparing the carrying amounts to their estimated future undiscounted cash flows, and adjustments are made for any diminution in value below the carrying value.

Income Taxes

The Company records deferred tax assets and liabilities based on the differences between the book and tax bases of assets and liabilities and on operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The Company determined the deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates.

Revenue Recognition

CPEX recognizes revenue from royalties on Auxilium’s sales of Testim in accordance with FASB ASC Topic 605-10-S99-1, which requires sales to be recorded upon delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, CPEX is able to reasonably estimate future product returns on sales of Testim and as a result, did not defer Testim royalties for the fiscal year ended December 31, 2011 or the three months ended March 31, 2012.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurements. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. Adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to the Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The new requirements are effective for public entities for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter, with early adoption permitted. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations.

Contingencies and Litigation

Litigation Matters

The Company is involved in various and routine litigation matters, which arise through the normal course of business. While it firmly maintains that all pending claims are meritless, the Company will, however, continue to expend costs as it vigorously defends against these claims.

Thom McAn: In connection with Xstelos Corp’s discontinued operations in 1995, Xstelos Corp entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. Xstelos Corp believes that there has been a novation of its obligations under such lease and may bring litigation to have a court finally determine such issue. At this time, Xstelos Corp has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

Upsher-Smith Litigation: In October 2008, CPEX and Auxilium received notice that Upsher-Smith had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim does not infringe on the ‘968 Patent. The ‘968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ‘968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. Upsher-Smith’s paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware against Upsher-Smith seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium have denied. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ‘968 Patent, is presumed valid. As of the date of this filing, the lawsuit remains pending; however, the case was administratively closed in December of 2011 and will remain closed until further order of the Court. In April 2012, Auxilium and Borrower received a notice from Upsher-Smith in connection with its ANDA advising Auxilium and Borrower of Upsher-Smith’s Paragraph IV certification relating to the ’968 patent-in-suit and eight additional patents listed in the Orange Book, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents. At this time, only the ’968 Patent is in the lawsuit.

CPEX has filed continuation and divisional applications with the USPTO relating to the ‘968 Patent. Nine patents, U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518 were issued from these applications, which may provide further market protection. Each of these nine patents has been listed in the Orange Book with respect to Testim®.

CPEX and its affiliates will vigorously pursue the Hatch-Waxman patent infringement lawsuit. However, if CPEX is unsuccessful in obtaining an injunction to keep Upsher-Smith’s proposed version of Testim® off the market until the patent protection expires, or in defending the ‘968 Patent covering Testim®, sales of Testim® and royalties relating to Testim® sales could be materially reduced.

Watson Litigation: On May 23, 2012, Auxilium and Borrower filed a lawsuit against Watson for infringement of Borrower’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel. The lawsuit was filed in the United States District Court for the District of New Jersey.

Auxilium and Borrower filed this lawsuit in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of ANDA No. 09-1073 for a generic 1% testosterone gel product. This letter also stated that ANDA No. 09-1073 contained Paragraph IV certifications, under 21 U.S.C. Section 355(j) of the Federal Food, Drug, and Cosmetic Act, with respect to the nine patents listed in the Orange Book on that date as covering Testim®: U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. On May 15, 2012, a new composition patent covering Testim® issued (U.S. Patent No. 8,178,518). This patent is now also listed in the Orange Book and was included in the patent infringement lawsuit filed against Watson. In total, ten Testim® patents are now listed in the Orange Book and will expire at various dates ranging from April 21, 2023 through January 18, 2025. Auxilium and Borrower remain committed to protecting their intellectual property rights, including their patent protection for Testim®.

Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Watson, final FDA approval of Watson’s ANDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Watson’s notice letter was received (i.e., October 13, 2014) or final resolution of the pending patent infringement lawsuit. Should Watson receive tentative approval from the FDA for its generic version of Testim® before one of those events occurs, it would not be permitted to launch its generic product in the U.S. Watson will also not be able to launch a generic version of Testim® in the U.S. until it receives the necessary final approval of its ANDA from the FDA, which includes proving to the FDA that Watson’s proposed generic product is comparable to Testim® in dosage form, strength, route of administration, quality, performance characteristics, and intended use.

Off-Balance Sheet Arrangements

None.

Impact of Inflation

The condensed consolidated financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Our interest obligations for our long term debt, representing 57% of total assets as of March 31, 2012, are primarily market driven. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the ability to pay interest and current maturities on our long-term debt is critical. The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the interest due on our long-term debt. We are unable to determine the inflationary impact on interest to the extent, if any, to which we owe on our long-term debt.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4. Controls and Procedures

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

No changes in the Company’s internal control over financial reporting have occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information set forth under the caption “Litigation Matters” in Note 10 to the condensed consolidated financial statements is incorporated herein by reference.

ITEM 1A. Risk Factors

Not Applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

31.1	Certification of President, Chief Executive Officer and Chief Financial Officerpursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XSTELOS HOLDINGS, INC.

Date: May 29, 2012	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer

