Form 10-Q
period 2012-06-30
Xstelos Holdings, Inc.
filed 2012-08-14
CIK 1540145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

(212) 729-4962

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

Number of shares outstanding of common stock, par value $.001 per share, as of August 14, 2012: 24,269,773.

XSTELOS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – As of June 30, 2012 (unaudited) and December 31, 2011 (Predecessor Company)	3-4

Condensed Consolidated Statements of Income and Comprehensive Income – For the Three Months Ended June 30, 2012 (unaudited) and July 2, 2011 (unaudited) (Predecessor Company) and Six Months Ended June 30, 2012 (unaudited) and July 2, 2011 (unaudited) (Predecessor Company)	5-6

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2012 (unaudited)	7

Condensed Consolidated Statements of Cash Flows – For the Six Months Ended June 30, 2012 (unaudited) and July 2, 2011 (unaudited) (Predecessor Company)	8-9

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 6. Exhibits	38

SIGNATURES	39

31.1 Certification of President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	40

32.1 Certification of President and Chief Executive Officer and Chief Financial Officer - Senior Vice President
of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002	41

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Predecessor Company)
Assets
Current assets:
Cash and cash equivalents	$22,454	$7,847
Marketable securities, at fair value	3,423	3,968
Accounts receivable	7,650	6,986
Prepaid expenses and other current assets	574	674
Fixed assets held for sale	305	347
Deferred tax asset, net	1,405	1,405
Assets of discontinued operations	994	1,198
Total current assets	36,805	22,425

Restricted cash	2,500	2,500
Fixed assets, net	1,536	-
Real Estate	-	7,873
Intangible assets, net	54,417	56,424
Goodwill	10,920	10,920
Deferred financing costs and other noncurrent assets	1,837	2,011

TOTAL ASSETS	$108,015	$102,153

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	Unaudited	(Predecessor Company)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,691	$1,853
Income taxes payable	1	91
Current maturities of long term debt, net of original issue discount	12,942	10,666
Liabilities of discontinued operations	1,365	1,571
Total current liabilities	15,999	14,181

Deferred tax liability, net	1,405	1,405
Long term debt, net of current maturities and original issue discount	41,579	49,553

Total liabilities	58,983	65,139

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares, and nil issued and outstanding shares	-	-
Common stock, $0.001 par value, authorized 30,000,000 shares, and 24,263,194 shares issued and outstanding at June 30, 2012, and 100 shares issued and outstanding at December 31, 2011	24	-
Additional paid-in capital	35,277	21,619
Accumulated other comprehensive income	-	61
Retained earnings	10,811	13,670
Stockholders’ Equity	46,112	35,350
Noncontrolling interest	2,920	1,664

Total Equity	49,032	37,014

TOTAL LIABILITIES AND EQUITY	$108,015	$102,153

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
		(Predecessor Company)		(Predecessor Company)
ROYALTY REVENUE	$7,650	$5,803	$14,791	$5,803

Operating Expenses
Selling, general and administrative expense	1,174	2,855	2,584	3,884
Depreciation and amortization	1,066	1,003	2,070	1,003
Total operating expenses	2,240	3,858	4,654	4,887

OPERATING INCOME	5,410	1,945	10,137	916

Interest expense, net	(2,632)	(2,938)	(5,381)	(2,938)
Rental revenue	13	-	13	-
Loss on marketable securities	(533)	-	(527)	-
Gain on sale of real estate	7,652	-	7,652	-
Loss on disposal of non-operating assets	(116)	-	(116)	-

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,794	(993)	11,778	(2,022)

Income tax expense (benefit)	39	(19,529)	101	(19,529)

EARNINGS FROM CONTINUING OPERATIONS	9,755	18,536	11,677	17,507

EARNINGS FROM DISCONTINUED OPERATIONS, net of tax	246	164	390	390

NET EARNINGS	10,001	18,700	12,067	17,897

Less: Net earnings attributable to the noncontrolling interest	655	(111)	1,256	(111)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	9,346	18,811	10,811	18,008

Other comprehensive loss:
Unrealized loss on marketable securities	(3)	-	(61)	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$9,343	$18,811	$10,750	$18,008

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
		(Predecessor Company)		(Predecessor Company)
BASIC NET EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$0.39	$186,465.14	$0.90	$175,175.61

Earnings from discontinued operations	0.01	1,635.75	0.03	3,903.91

BASIC NET EARNINGS PER COMMON SHARE	$0.40	$188,100.88	$0.93	$180,079.52

Weighted average common shares outstanding used for basic per common share.	23,184,834	100	11,528,421	100

DILUTED NET EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$0.37	$186,465.14	$0.85	$175,175.61

Earnings from discontinued operations	0.01	1,635.75	0.03	3,903.91

DILUTED NET EARNINGS PER COMMON SHARE	$0.38	$188,100.88	$0.88	$180,079.52

Weighted average common shares outstanding used for diluted earnings per common share.	24,591,446	100	12,227,851	100

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock		Accumulated Additional	Accumulated
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Controlling Interest	Noncontrolling Interest	Total

Balance as of January 1, 2012 (Predecessor Company)	100	$-	$21,619	$61	$13,670	$35,350	$1,664	$37,014

Formation of Xstelos Holdings, Inc.	(100)	-	13,670	-	(13,670)	-	-	-

Issuances and distribution of Xstelos Holdings, Inc. shares	24,263,194	24	(24)	-	-	-	-	-

Net earnings	-	-	-	-	10,811	10,811	1,256	12,067

Other comprehensive loss	-	-	-	(61)	-	(61)	-	(61)

Issuance of stock for services	-	-	12	-	-	12	-	12

Balance as of June 30, 2012	24,263,194	$24	$35,277	$-	$10,811	$46,112	$2,920	$49,032

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
(In thousands except per share data)	June 30, 2012	July 2, 2011
		(Predecessor Company)
Cash flows from operating activities:
Net earnings	$12,067	$17,897
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,070	1,003
Non-cash interest	171	73
Loss on marketable securities	527	-
Gain on sale of real estate	(7,652)	-
Loss on disposal of non-operating assets	116	-
Deferred tax benefit	-	(19,534)
Issuance of stock for services	12	83
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	(664)	(251)
(Increase) decrease in prepaid expenses and other current assets	304	(409)
(Increase) decrease in other noncurrent assets	86	39
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	(208)	535
Increase (decrease) in income taxes payable and other long-term liabilities	(250)	(37)
Net cash provided by (used in) operating activities	6,579	(601)

Cash flows from investing activities:
Acquisition of CPEX, net of cash acquired	-	(59,479)
Purchase of marketable securities	(777)	-
Proceeds from sale of marketable securities	734	-
Proceeds from disposal of non operating assets	27	-
Proceeds from sale of real estate	13,825	-
Net cash provided by (used in) investing activities	13,809	(59,479)

Cash flows from financing activities:
Proceeds from bridge loan	-	10,000
Payments on bridge loan	-	(10,000)
Proceeds from long-term debt, net of original issue discount	-	62,500
Payments on long term debt	(5,781)	-
Restricted cash	-	(2,500)
Deferred financing costs	-	(1,586)
Cash contribution from noncontrolling interest	-	780
Net cash provided by (used in) financing activities	(5,781)	59,194

Net increase (decrease) in cash and cash equivalents	14,607	(886)
Cash and cash equivalents, beginning of period	7,847	8,720

Cash and cash equivalents, end of period	$22,454	$7,834

See accompanying notes to condensed consolidated financial statements

8

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
		(Predecessor Company)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$5,147	$3,353

Taxes paid	$254	$-

See accompanying notes to condensed consolidated financial statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

Background

Xstelos Holdings, Inc. (“Xstelos”) was formed as a Delaware corporation on January 20, 2012, and on January 23, 2012 entered into a Plan of Reorganization (the “Plan of Reorganization”) with Footstar, Inc. (“Footstar”) pursuant to which Footstar contributed all of its assets to Xstelos, including its cash, real estate and its 80.5% interest in FCB I Holdings, Inc. (“FCB Holdings”). In exchange for the contribution of all of its assets, Xstelos assumed all of Footstar’s liabilities and issued all of its shares of common stock to Footstar. On April 23, 2012, Xstelos issued 24,263,194 shares of its common stock to Footstar. Footstar then distributed all of the Xstelos common stock to holders of Footstar’s common stock as of April 23, 2012, the record date, pro rata on a one-for-one basis. Immediately thereafter, Footstar’s stockholders became the owners of all of the outstanding shares of common stock of Xstelos, and the Xstelos stockholders’ holdings were proportionate to their percentage ownership of Footstar shares as of April 23, 2012, the record date for the distribution.

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

The condensed consolidated financial statements of the Company were determined, in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), to represent the consolidated historical assets and liabilities contributed to Xstelos, which prior to January 19, 2012 were those of Xstelos Corp and Subsidiaries.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. In the opinion of Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying condensed consolidated financial statements. These unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year, or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 of Footstar Corporation and Subsidiaries (Predecessor Company) included in Xstelos’ Form S-1, File No. 333-179148, filed with the SEC on April 3, 2012.

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

The acquisition of CPEX was accounted for as a purchase under The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805. The purchase price of approximately $76.2 million (which includes cash paid and liabilities assumed) was allocated to the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Xstelos Corp is party to a consulting and advisory agreement with the Investment Holding Company for such entity to provide certain consulting and advisory services to Xstelos Corp relating to intellectual property and other matters. The agreement provides for payment solely to the extent FCB Holdings has declared and paid dividends to an escrow account for the benefit of Xstelos Corp and dividends have been released from this escrow account to Xstelos Corp in an amount sufficient to fund any amounts payable under the consulting and advisory agreement. FCB Holdings has declared no dividends to date.  Amounts payable pursuant to the consulting and advisory agreement are to be paid into an escrow account and under certain circumstances, up to six years may lapse between this payment and its subsequent release from escrow. Annual amounts to be paid, following receipt of such dividends pursuant to the terms of the agreement, would be $1,000,000 for 2011, $750,000 for 2012, $750,000 for 2013, $500,000 for 2014 and $250,000 for 2015 and annually thereafter through the agreement termination. The agreement terminates upon the conclusion of the monetization of CPEX’s intellectual property, subject to the terms of the agreement. The Company has accrued approximately $1.4 million as of June 30, 2012 under this agreement, and expensed approximately $0.2 million and $0.3 million, for the three months ended June 30, 2012 and July 2, 2011, respectively, and expensed approximately $0.4 million and $0.5 million, for the six months ended June 30, 2012 and July 2, 2011, respectively, though it is not anticipated when any payment will be made.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Direct acquisition costs, consisting of investment banking fees and legal fees directly related to the acquisition of CPEX of approximately $1.1 million and $1.3 million were expensed as period costs, and were not capitalized for the three months and six months ended July 2, 2011, respectively. Financing costs were not expensed as acquisition costs, but treated as loan origination costs and are included in deferred financing costs in the accompanying condensed consolidated balance sheets and are being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and recorded as a component within non-cash interest expense.  Amortization of approximately $45,000 and $38,000 was expensed for the three months ended June 30, 2012 and July 2, 2011, respectively, and approximately $88,000 and $38,000, for the six months ended June 30, 2012 and July 2, 2011, respectively, leaving deferred financing costs of approximately $1.4 million as of June 30, 2012.

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

Presented below is unaudited pro forma financial information assuming the acquisition of CPEX occurred at the beginning of the earliest period presented, and excludes certain nonrecurring charges, such as purchase accounting adjustments and charges related to restructuring such as severance, that were deemed necessary to exclude for comparability purposes (in thousands except per share data):

Six Months Ended July 2, 2011

Revenue	$11,654
Earnings from continuing operations	$9,783
Net earnings	$10,173
Net earnings attributable to Non-controlling Interest	$1,908
Net earnings attributable to Controlling Interest	$8,265

Basic and diluted net earnings per common share from continuing operations	$78,747
Total basic and diluted net earnings per common share	$82,651

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies

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

Fiscal Years

The accompanying condensed consolidated financial statements include the three month results of operations, and six month results of operations, and assets and liabilities, based on a 52-week calendar year ending December 31, 2012 and for the 53-week fiscal year ending December 31, 2011.

Cash equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and stated at cost that approximates their fair market value. At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

At June 30, 2012, restricted cash of $2,500,000 pledged to support a bank credit facility, is classified as a non-current asset. The restricted cash serves as collateral for the loan in connection with the CPEX Transaction that provides financial assurance that the Company has the ability to service the loan, as discussed in Note 7 – Long Term Debt. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently not invested and does not bear interest.

Accounts receivable and allowances for doubtful accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Accounts receivable as of June 30, 2012, and related royalty revenues for the six months then ended, are due from its licensee, Auxilium, for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company determined no allowance for doubtful accounts was necessary as of June 30, 2012 and December 31, 2011.

Fixed assets held for sale

Fixed assets held for sale consist of laboratory equipment, which were obtained in the CPEX acquisition. As these assets are not in service, no depreciation expense has been recorded. These assets are reflected at the lower of net book value or their estimated fair value.

Marketable securities

The Company accounts for its marketable securities pursuant to FASB ASC Topic 320, “Investments in Debt and Equity Securities.” Under this topic, the Company initially accounted for this security with readily determinable fair values as available-for-sale. In the second quarter of 2012, the Company reclassified the security to trading security resulting in the elimination of accumulated other comprehensive income of $61,000 as a change in the accompanying condensed consolidated statements of income and comprehensive income. The security reflected on the accompanying condensed consolidated balance sheets is at fair market value based on quoted market prices with the unrealized gains and losses reported in the condensed consolidated statements of income.

During the three month and six month period ended June 30, 2012, the Company received gross proceeds of approximately $184,000 and $734,000, respectively, from the sale of shares of its marketable securities and recognized a loss in market value of approximately $527,000 and $534,000 respectively. As of June 30, 2012, marketable securities consisted of stock at fair value of approximately $3.4 million.

Fixed assets

The Company, through its acquisition of CPEX, owns a 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire (“Exeter”). It is located approximately 50 miles north of Boston, Massachusetts. During the second quarter of 2012, management withdrew its plan to sell the Exeter property. The Company is currently leasing the Exeter property and is not marketing this property for sale. As a result of this decision, in accordance with FASB ASC 360-10-35-44, the property was reclassified as held-for-use, which requires the asset to be reclassified at the lower of carrying value before the asset was classified as held for sale, less the depreciation that would have been recorded had the asset been continuously classified as held for sale, or the fair value on the date it was decided that it would not be sold. As a result, approximately $63,000 of depreciation expense has been recorded during the second quarter of 2012 related to this asset, which represents the expense that would have been recorded during the period were it considered held-for-sale. This building was reported as real estate held for sale from April 5, 2011 through May 31, 2012, and reclassified to Fixed assets in use once the Company started leasing the property. As a result of this lease, management disposed of approximately $134,000 of furniture and equipment that were stored in the Exeter building, and recorded a loss which is included in loss on disposal of equipment, in the accompanying condensed consolidated statements of income and comprehensive income.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes rental revenue from the lease of the Exeter property. The term of the lease is 63 months, of which the lease agreement contains provisions for future rent increases and periods in which rent payments are abated, with an average monthly income of approximately $13,000. In accordance with generally accepted accounting principles, the Company records monthly rent income, on a straight line basis, equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rental income recorded and the amount received is debited or charged to “deferred rent income”. As of June 30, 2012, approximately $13,000 is included in deferred financing costs and other noncurrent assets, in the accompanying condensed consolidated balance sheets, and for the three months ending June 30, 2012, approximately $13,000 has been recorded as rental income, in the accompanying condensed consolidated statements of income and comprehensive income.

Real estate

The Company had been marketing its Mahwah Real Estate for sale since May 5, 2007 and the Company estimated that the fair value of the real estate, less estimated closing costs, at approximately $6.2 million. This estimate was based on unobservable inputs (see Note 4 - Fair Value Measurements).  Inputs used to estimate the Mahwah Real Estate value include the location’s assessed tax valuation and local real estate broker estimates of value. On April 27, 2012, the Company signed a purchase agreement and sold its Mahwah Real Estate to a third party buyer for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million. The Mahwah Real Estate was recorded at the lesser of cost or net realizable value at December 31, 2011.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the acquisition of CPEX, the Company recorded goodwill of approximately $10.9 million. As of June 30, 2012 no impairment has been charged against goodwill recorded in the acquisition of CPEX.

In September 2011, the FASB issued authoritative guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted this guidance in fiscal 2012 in connection with its annual testing of goodwill for impairment.

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

The Company does not have any unrecognized tax contingencies. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Condensed Consolidated Statements of Income and Comprehensive Income. There were no tax related interest and penalties for the three months and six months ended June 30, 2012 or for the three months and six months ended July 2, 2011. Tax years beginning in 2008 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2012, the Company recorded a net deferred tax asset of approximately $45.8 million and a related valuation allowance of approximately $26.8 million. The Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence and such as operational uncertainties. Due to historical losses, the Company cannot rely on anticipated long-term future profits to utilize deferred tax assets. As a result, the Company could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on net deferred tax asset.

The Internal Revenue Service Code requires any company that qualifies as a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company qualifies as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income. If the Company is considered a personal holding company, its undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at the dividend tax rate, which is currently 15.0%, and which tax rate is scheduled to increase January 1, 2013, to 39.6%, under the current tax code. Whether or not the Company or any of its subsidiaries are classified as personal holding companies for the year ending December 31, 2012 or in future years will depend upon, among other factors, the amount of any personal holding company income and the percentage of any outstanding common stock that is beneficially owned by the Company’s five largest stockholders. The Company has not yet determined if it will be subject to a personal holding company tax for 2011.

Revenue Recognition

CPEX recognizes revenue from royalties on Auxilium’s sales of Testim® in accordance with FASB ASC Topic 605-10-S99-1, which requires sales to be recorded upon delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim® to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, CPEX is able to reasonably estimate future product returns on sales of Testim® and as a result, did not defer Testim® royalties for the six months ended June 30, 2012.

Stock Based Compensation

The Internal Revenue Code (the “Code”) requires any U.S. corporation that qualifies as a “personal holding company” to pay personal holding company taxes, in addition to regular income taxes, on its “undistributed personal holding company income.” A U.S. corporation generally qualifies as a personal holding company for a particular taxable year if (1) more than 50.0% of the value of the corporation’s stock is held, within a certain period of time, by five or fewer individuals (including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds and charitable trusts) and (2) at least 60.0% of the corporation’s adjusted ordinary gross income constitutes personal holding company income. If the Company is considered a personal holding company, its undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and for certain dividends paid, will be taxed at a rate of 15.0%,  which rate is scheduled to increase  to 39.6%, effective January 1, 2013, under the current Code. Whether or not the Company or any of its subsidiaries are classified as personal holding companies for the year ending December 31, 2012 or in future years will depend upon, among other factors, the amount of any personal holding company income and the percentage of any outstanding common stock that is beneficially owned by the Company’s five largest stockholders. The Company has not yet determined if it will be subject to  personal holding company tax for its 2011 taxable year.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In considering the fair value of the underlying stock when the Company grants options or restricted stock, the Company considers several factors including the fair values established by market transactions. Stock-based compensation includes significant estimates and judgments of when stock options might be exercised, forfeiture rates and stock price volatility. The timing of option exercises is out of the Company’s control and depends upon a number of factors including the Company’s market value and the financial objectives of the holders of the options. These estimates can have a material impact on the Company’s stock compensation expense but will have no impact on the Company’s cash flows.

The Company accounts for equity awards of the Company issued to non-employees providing services on behalf of the Company in accordance with FASB ASC Topic 505-50 (formerly EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.”). FASB ASC Topic 505-50 requires the Company to measure the fair value of equity instruments using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.

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

Earnings (Loss) per Common Share

Basic net earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. There are 2,500,000 options outstanding at June 30, 2012 which are potentially dilutive and were added to the basic common shares outstanding to calculate the dilutive common shares outstanding for the three and six months ended June 30, 2012.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six month ended June 30, 2012, are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

Weighted average shares outstanding-basic	23,184,834	11,528,421
Plus: Common share equivalents
Options	1,406,632	699,430
Weighted average shares outstanding-diluted	24,591,466	12,227,851

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

The Company measures fair value in accordance with FASB ASC Topic 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•         Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•         Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•         Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

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

At the end of December 2008, the Company’s business operations related to which it operated licensed footwear departments in various department stores, have been classified as discontinued operations, for all periods presented. Therefore, all related operations, impairment losses and disposal costs, gains and losses on disposition attributable to these licensed footwear departments have been aggregated in a single caption entitled “Earnings From Discontinued Operations” on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets of discontinued operations are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Prepaid expenses, primarily cash collateral for worker’s compensation obligations	$994	$1,198
	$994	$1,198

Liabilities of discontinued operations are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Accrued expenses	$356	$357
Income taxes payable	21	20
Worker’s compensation liability	988	1,194
	$1,365	$1,571

Summarized statements of income for discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Total revenue	$-	$-	$-	$-
Selling, general and administrative expense	(231)	(80)	(395)	(307)
Operating income	231	80	395	307
Interest income (expense)	(1)	12	(1)	11
Earnings from discontinuing operations before income taxes	230	92	394	318
Income tax expense (benefit)	(16)	(72)	4	(72)
Earnings from discontinued operations	$246	$164	$390	$390

Discontinued operations resulted in earnings primarily as a result of miscellaneous refunds and reversals of liabilities which were no longer required by the Company.

4.	Fair Value Measurements

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements at June 30, 2012

Description	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank, including restricted cash	$24,954	$24,954	$—	$—
Marketable securities	3,423	3,423	—	—

Fair Value Measurements at December 31, 2011

Description	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank, including restricted cash	$9,958	$9,958	$—	$—
Money market funds	389	389	—	—
Marketable securities	3,968	3,968	—	—
Real estate	7,873	—	—	7,873

Money Market Funds – money market funds are valued using quoted market prices. Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

As of December 31, 2011, the Company estimated that the fair value of its real estate properties, less estimated closing costs, was approximately $7.9 million. This estimate was based on unobservable inputs, which include the locations’ assessed tax valuation and local real estate broker estimates of value.

The Company began marketing its Mahwah Real Estate for sale on May 5, 2007. On July 27, 2012, the Company signed a purchase agreement and sold its Mahwah Real Estate to a third party buyer for $14.6 million (as discussed further in Note 2).

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Insurance	$33	$117
Interest	444	514
Prepaid taxes	45	-
Other current assets	52	43
	$574	$674

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Patents, trademarks, and license agreement	$59,434	$59,434
Less-accumulated amortization	(5,017)	(3,010)
	$54,417	$56,424

Amortization expense for patents and related patent costs of approximately $1.0 million has been recorded in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for each of the three month periods ended June 30, 2012 and July, 2, 2011, respectively. Amortization expense for patents and related patent costs of approximately $2.0 million and approximately $1.0 million has been recorded in Depreciation and amortization expense in the accompanying condensed consolidated statements of income and comprehensive income for the six month period ended June 30, 2012 and the three month period ended July, 2, 2011, respectively. The Company expects to incur approximately $4.0 million of amortization expense for each of the next 14 years.

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

The balance of the loan at June 30, 2012 and December 31, 2011 was approximately $55.8 million and $61.6 million, respectively, with an original issue discount (“OID”) balance of approximately $1.3 million and $1.4 million, respectively. Interest totaling approximately $2.5 million and $2.6 million was expensed in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2012 and July 2, 2011, respectively. Interest totaling approximately $5.2 million and $2.6 million was expensed in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2012 and July 2, 2011, respectively. The rate applicable to this loan was 17.0% at June 30, 2012 and December 31, 2011. Current maturities of long term debt represent amounts expected to be payable in the next twelve months subsequent to June 30, 2012 in accordance with the repayment waterfall arrangement based on management’s forecast. Future maturities are subject to change based on future cash flows and the terms of the loan agreement.

The $64 million loan was issued at a discount of 2.34%, for total net proceeds of $62.5 million, with an effective interest rate of 18%.  The OID was $1.5 million.  The OID is equal to the difference between the stated face amount of the loan and actual cash received.  This OID is being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and is recorded as a component within non-cash interest expense.  Amortization of approximately $43,000 and $36,000 was expensed for the three months ended June 30, 2012 and July 2, 2011, respectively, and amortization of approximately $83,000 and $36,000 was expensed for the six months ended June 30, 2012 and July 2, 2011, respectively, leaving an OID balance of approximately $1.3 million as of June 30, 2012.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The $64 million loan is collateralized by patents and a license agreement associated with Testim®, that were acquired in the CPEX transaction. The loan agreement requires certain financial reporting and non financial covenants. The Company was in compliance with these covenants as of June 30, 2012.

8.	Income Taxes

The Company has available for federal and state income tax purposes net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $115.4 million and $119.9 million, respectively, as of June 30, 2012 and December 31, 2011 that, if not utilized, will begin expiring for federal purposes in 2025, and state net operating losses that have already begun expiring.  Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions. It should be noted that there may be certain limitations other than those potentially imposed by Section 382 of the Code on the Company’s ability to use its NOLs to offset certain taxable income, including, potentially, income generated in respect of the CPEX business. In assessing the realizability of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings. The ultimate realization of deferred tax assets is dependent upon several factors, including the generation of future taxable income during the periods in which those temporary differences become deductible. Income tax expense for the three and six months ended June 30, 2012 represent minimum taxes due.

As a result of the 2011 CPEX acquisition, the Company recorded an approximately $19.5 million net deferred tax liability, and reduced approximately $19.5 million of the valuation allowance against its NOL carryforward tax asset, which is reflected as an income tax benefit for the three and six months ended July 2, 2011.

As of June 30, 2012, the Company recorded a net deferred tax asset of approximately $45.8 million and a related valuation allowance of approximately $26.8 million. The Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence such as operational uncertainties. Due to historical losses and other factors, the Company cannot rely on anticipated long-term future profits to utilize deferred tax assets. As a result, the Company could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on net deferred tax asset.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Deferred tax asset:	June 30, 2012	December 31, 2011
NOL	$44,868	$46,186
Employee benefits	495	460
Unrealized capital losses	187	-
Property & Equipment	260	4,543
	45,810	51,189
Less: valuation allowance	(26,765)	(31,441)
Less: long-term portion deferred tax liability	(17,640)	(18,343)
	$1,405	$1,405
Deferred tax liability:
Amortization of intangible asset	19,045	19,748
Net long term portion against deferred tax asset	(17,640)	(18,343)
	$1,405	$1,405

Amounts included in the condensed consolidated balance sheet as follows (in thousands):

	June 30, 2012	December 31, 2011
Current deferred tax asset	$1,405	$1,405
Non-current deferred tax liability	(1,405)	(1,405)
	$-	$-

9.	Stock Based Compensation Plans

On March 15, 2010, Footstar issued shares of common stock having an aggregate fair value of $500,000 on the grant date, or 2,173,913 shares, to Jon Couchman, in lieu of any cash compensation for base salary for Mr. Couchman’s services as President, Chief Executive Officer and Chief Financial Officer for the twelve months commencing March 1, 2010. As these shares vested over a fiscal one year service period, the Company recognized expense of approximately $83,000 and $83,000, for three months ended July 2, 2011 and for six months ended July 2, 2011, respectively.

On March 15, 2010, Mr. Couchman was awarded a stock option to purchase up to 2,500,000 shares of Footstar’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). On the date of the grant, the closing price of Footstar’s stock was $0.23. The stock option was fully vested at the time of the grant. Pursuant to the Plan of reorganization, on April 19, 2012, Xstelos issued an option to purchase 2,500,000 shares of the Company to Mr. Couchman substantially on the same terms as the Footstar option. The option expires March 15, 2020.   This issuance did not result in additional compensation expense in 2012.

Mr. Finerman, a non-employee director of the Company, elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2011 in shares of restricted stock in lieu of cash compensation for service as a director in 2011 to which he would otherwise have been entitled. On July 13, 2011, 30,948 shares of Footstar common stock, having an aggregate fair value of $25,000 on the grant date, were issued to Mr. Finerman for service as a director in 2011 to which he would otherwise have been entitled.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mr. Finerman, a non-employee director of the Company, elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2012 in shares of restricted stock in lieu of cash compensation for service as a director in 2012. On April 2, 2012, 10,965 shares of Footstar common stock having an aggregate fair value of $12,500 on the grant date, were issued to Mr. Finerman for service as a director for the first quarter of 2012 to which he would otherwise have been entitled. On July 2, 2012, 6,579 shares of Xstelos common stock having an aggregate fair value of $12,500 on the grant date, were issued to Mr. Finerman, a non-employee director of the Company, for service as a director for the second quarter of 2012 to which he would otherwise have been entitled. The $12,500 value of the July 2, 2012 issuance is related to the second quarter of 2012 and is included in accrued expenses in the accompanying balance sheet as of June 30, 2012.

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

Thom McAn: In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $1.2 million as of the date of this filing, although the Company believes that there has been a novation of its obligations under such lease and may bring litigation to have a court finally determine such issue. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

Upsher-Smith Litigation: In October 2008, CPEX and Auxilium received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim® does not infringe CPEX’s patent, U.S. Patent No. 7,320,968 (the “‘968 Patent”). The ‘968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ‘968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration (“FDA”). Upsher-Smith’s paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware (“the Court”) against Upsher-Smith seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium have denied. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ‘968 Patent, is presumed valid. As of the date of this filing, the lawsuit remains pending; however, the case was administratively closed in December of 2011 and will remain closed until further order of the Court. In April 2012, Auxilium and CPEX received a paragraph IV notice letter for U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  At this time, only the ’968 Patent is in the lawsuit.

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

Watson Litigation: On May 23, 2012, Auxilium and FCB filed a lawsuit against Watson Laboratories, Inc. (NV), a Nevada corporation; Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, "Watson") for infringement of FCB's ten patents listed in the Orange Book as covering Testim® 1% testosterone gel. The lawsuit was filed in the United States District Court for the District of New Jersey.

Auxilium and FCB filed this lawsuit in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of ANDA No. 09-1073 for a generic 1% testosterone gel product. This letter also stated that ANDA No. 09-1073 contained Paragraph IV certifications, under 21 U.S.C. Section 355(j) of the Federal Food, Drug, and Cosmetic Act, with respect to the nine patents listed in the Orange Book on that date as covering Testim®: U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. On May 15, 2012, a new composition patent covering Testim® issued. This patent is now also listed in the Orange Book and was included in the patent infringement lawsuit filed against Watson. In total, ten Testim® patents are now listed in the Orange Book and will expire at various dates ranging from July 21, 2023 through January 18, 2025.

On July 6, 2012, Watson filed its answer to the patent infringement complaint filed by Auxilium and FCB. Watson also asserted counterclaims against Auxilium and FCB, which seek declaratory judgments that each of the ten patents-in-suit are invalid or are not infringed by Watson's proposed generic 1% testosterone gel product. Auxilium and FCB's reply to Watson's counterclaims was filed on July 30, 2012. The case is presently in the early stages of fact discovery, and a trial date has not yet been set. The parties' initial case scheduling conference with the court has been scheduled for October 15, 2012.

Auxilium and FCB remain committed to protecting their intellectual property rights, including their patent protection for Testim®. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Watson, final FDA approval of Watson's ANDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Watson's notice letter was received (i.e., October 14, 2014) or final resolution of the pending patent infringement lawsuit.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Forward-Looking Statements

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. Factors that could affect our forward-looking statements include, among other things:

•	the expectation that our business and operations will continue as presently conducted;

•	competition from existing products or new products that may emerge;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	potential product liability claims;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	limitations of our ability to utilize its net operating losses;

•	compliance with obligations under intellectual property licenses with third parties; and

•	our ability to successfully invest for future growth.

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

Results of Operations – Three months ended June 30, 2012 versus

Three months ended July 2, 2011

The following is a discussion of the results of operations for Xstelos Corp for the three months ended June 30, 2012 compared with the three months ended July 2, 2011 (in thousands) (inflation and changing prices have not had a material impact on revenues or results from operations in the two years):

	Three Months Ended
	June 30, 2012	July 2, 2011	Change	% (+-)
		(Predecessor Company)
ROYALTY REVENUE	$7,650	$5,803	$1,847	31.8%
Operating Expenses
Selling, general and administrative expense	1,174	2,855	(1,681)	-58.9%
Depreciation and amortization	1,066	1,003	63	6.3%
Total operating expenses	2,240	3,858	(1,618)	-41.9%
OPERATING INCOME	5,410	1,945	3,465	178.1%
Interest expense, net	(2,632)	(2,938)	306	-10.4%
Rental revenue	13	-	13	100.0%
Loss on marketable securities	(533)	-	(533)	-100.0%
Gain on sale of real estate	7,652	-	7,652	100.0%
Loss on disposal of non-operating assets	(116)	-	(116)	-100.0%
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,794	(993)	10,787	1,086.3%
Income tax expense (benefit)	39	(19,529)	(19,568)	100.2%
EARNINGS FROM CONTINUING OPERATIONS	$9,755	$18,536	$(8,781)	-47.40%

Royalty Revenue

Royalty revenue increased $1.8 million, or 31.8%, to $7.6 million for three months ended June 30, 2012 compared with $5.8 million for three months ended July 2, 2011 due to increased sales volume by Auxilium of Testim®, of which royalty is earned.

SG&A Expenses

SG&A expenses decreased $1.7 million, or 58.9%, to $1.2 million for three months ended June 30, 2012 compared with $2.9 million for three months ended July 2, 2011. The decrease is predominately due to greater legal and professional expenses in 2011 related to the acquisition of CPEX Pharmaceuticals. Inc.

Depreciation and Amortization

Depreciation and Amortization expense increased $0.1 million, or 6.3%, to $1.1 million for three months ended June 30, 2012 compared with $1.0 million for three months ended July 2, 2011. This increase is solely due to additional depreciation expense for assets held in use, previously not depreciated, as they were classified as assets held for sale, prior to the second quarter 2012.

Operating Income

Operating income increased $3.5 million, or 178.1% to $5.4 million for three months ended June 30, 2012 compared with a $1.9 million for three months ended July 2, 2011, primarily due to the increased royalty revenue and decreased legal and professional expenses, as described above.

Interest Expense

Interest expense decreased $0.3 million, or 10.4%, to $2.6 million for three months ended June 30, 2012 compared with $2.9 million for three months ended July 2, 2011. The decrease is exclusively due to a lower principal loan balance in 2012.

Marketable Securities

The Company recorded a loss in market value of approximately $533,000 due to a decline in value of the Company’s investment in marketable securities.

Sale of Real Estate

On April 27, 2012, the Company sold its Mahwah Real Estate for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million.

Disposal of Non-Operation Assets

The Company disposed of approximately $134,000 of furniture and equipment that were held for sale and recorded a loss, which was partially offset by a gain of approximately $18,000 from the sale of equipment that was held for sale.

Income Tax

As a result of the 2011 CPEX acquisition, the Company recorded an approximately $19.5 million net deferred tax liability, and reduced approximately $19.5 million of the valuation allowance against its NOL carryforward tax asset, which is reflected as an income tax benefit for the three months ended July 2, 2011.

Results of Operations –Six months ended June 30, 2012 versus Six months ended July 2, 2011

The following is a discussion of the results of operations for Xstelos Corp for the six months ended June 30, 2012 compared with the six months ended July 2, 2011 (in thousands) (inflation and changing prices have not had a material impact on revenues or results from operations in the two years):

	Six Months Ended
	June 30, 2012	July 2, 2011	Change	% (+-)
		(Predecessor Company)
ROYALTY REVENUE	$14,791	$5,803	$8,988	154.9%
Selling, general and administrative expense	2,584	3,884	(1,300)	-33.5%
Depreciation and amortization	2,070	1,003	1,067	106.4%
Total operating expenses	4,654	4,887	(233)	-4.8%
OPERATING INCOME	10,137	916	9,221	1,066.6%
Interest expense, net	(5,381)	(2,938)	(2,443)	-83.2%
Rental revenue	13	-	13	100.0%
Loss on marketable securities	(527)	-	(527)	100.0%
Gain on sale of real estate	7,652	-	7,652	100.0%
Loss on disposal of non-operating asset	(116)	-	(116)	100.0%
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,778	(2,022)	13,800	682.5%
Income tax expense (benefit)	101	(19,529)	(19,630)	-100.5%
EARNINGS FROM CONTINUING OPERATIONS	$11,677	$17,507	$(5,830)	-33.3%

Royalty Revenue

Royalty revenue increased $9.0 million, or 154.9%, to $14.8 million for six months ended June 30, 2012 compared with $5.8 million for six months ended July 2, 2011. The increase is due to increased sales volume by Auxilium of Testim®, of which royalty is earned, and that 2011 only includes three months of royalty revenue, as CPEX was purchased on April 5, 2011.

SG&A Expenses

SG&A expenses decreased $1.3 million, or 33.5%, to $2.6 million for six months ended June 30, 2012 compared with $3.9 million for six months ended July 2, 2011. The decrease is predominately due to greater legal and professional expenses in 2011 related to the acquisition of CPEX.

Depreciation and Amortization

Depreciation and Amortization expense increased $1.1 million, or 106.4%, to $2.1 million for six months ended June 30, 2012 compared with $1.0 million for six months ended July 2, 2011. This increase is due to additional depreciation expense for assets held in use, previously not depreciated, as they were classified as assets held for sale, prior to the second quarter 2012, and that 2011 only includes three months of amortization expense of intangible assets comprised of CPEX’s patents and related license agreement associated with Testim®, as CPEX was purchased on April 5, 2011.

Operating Income

Operating income increased $9.2 million, to $10.1 million for six months ended June 30, 2012 compared with a $0.9 million for six months ended July 2, 2011, primarily due to the increased royalty revenue and decreased legal and professional expenses, offset by greater amortization and depreciation expense, as described above.

Interest Expense

Interest expense increased $2.4 million, or 83.2%, to $5.4 million for six months ended June 30, 2012 compared with $2.9 million for six months ended July 2, 2011. This increase is due to the fact that 2011 only includes three months of amortization expense, offset by lower annual interest expense in 2012 due to a lower principal loan balance in 2012.

Marketable Securities

The Company recorded a loss in market value of approximately $533,000 due to a decline in value of the Company’s investment in marketable securities.

Sale of Real Estate

On April 27, 2012, the Company sold its Mahwah Real Estate for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million.

Disposal of Non-Operation Assets

The Company disposed of approximately $134,000 of furniture and equipment that were held for sale and recorded a loss, which was partially offset by a gain of approximately $18,000 from the sale of equipment that was held for sale.

Income Tax

As a result of the 2011 CPEX acquisition, the Company recorded an approximately $19.5 million net deferred tax liability, and reduced approximately $19.5 million of the valuation allowance against its NOL carryforward tax asset, which is reflected as an income tax benefit for the six months ended July 2, 2011.

Liquidity and Capital Resources

At June 30, 2012, the Company had cash and cash equivalents of approximately $22.5 million, which, along with the royalties from Testim® pursuant to the licensing agreement with Auxilium, we believe will be sufficient to fund our operations and our cash requirements for the next twelve months, and beyond. Our cash includes balances maintained in commercial bank accounts. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products currently under development or sales of debt or equity securities.

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

As of June 30, 2012 accounts receivable, consisting of a royalty receivable, totaled $7.7 million. These receivables all are generally collected within three months after the respective calendar quarter.

Net cash provided by operating activities for six months ended June 30, 2012 was $6.6 million, directly related to net earnings of $12.1 million, adding $2.1 million of amortization, which was partially offset by $7.7 million gain on sale of real estate, and increased by $0.3 million due to other miscellaneous items. Net cash used in operating activities for six months ended July 2, 2011 was $0.6 million, primarily consisting of net earnings of $17.9 million, which was partially offset by a $19.5 million deferred tax benefit, and increased by $1.0 million due to other miscellaneous items.

Cash provided by investing activities was $13.8 million for the six months ended June 30, 2012, which was primarily due to the sale of real estate, compared to a use of $59.5 million for the six months ended July 2, 2011, which was used solely used to acquire CPEX. Cash used in financing activities was $5.8 million for the six months ended June 30, 2012, which was used to repay debt under the term loan agreement related to the CPEX Transaction, compared to cash provided from financing activities of $59.2 million for the six months ended July 2, 2011, pursuant to initial debt financing related to the CPEX Transaction.

Factors that could affect our short and long term liquidity include, among other items, the amount of royalties received from Auxilium and the payment of any further dividends or distributions.

Long term debt

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

Royalties Receivable and Allowances for Doubtful Accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Royalties receivable as of June 30, 2012, and related revenues from the date of acquisition through June 30, 2012, are royalties due from its licensee, Auxilium for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

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

Revenue Recognition

CPEX recognizes revenue from royalties on Auxilium’s sales of Testim in accordance with The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-10-S99-1, which requires sales to be recorded upon delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, CPEX is able to reasonably estimate future product returns on sales of Testim and as a result, did not defer Testim royalties for the fiscal year ended December 31, 2011 or the six months ended June 30, 2012.

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

Upsher-Smith Litigation: In October 2008, CPEX and Auxilium received notice that Upsher-Smith had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim does not infringe on the ‘968 Patent. The ‘968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ‘968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. Upsher-Smith’s paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware against Upsher-Smith seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium have denied. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ‘968 Patent, is presumed valid. As of the date of this filing, the lawsuit remains pending; however, the case was administratively closed in December of 2011 and will remain closed until further order of the Court. In April 2012, Auxilium and CPEX received a paragraph IV notice letter for U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  At this time, only the ’968 Patent is in the lawsuit.

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

Watson Litigation: On May 23, 2012, Auxilium and FCB filed a lawsuit against Watson Laboratories, Inc. (NV), a Nevada corporation; Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, "Watson") for infringement of FCB's ten patents listed in the Orange Book as covering Testim® 1% testosterone gel. The lawsuit was filed in the United States District Court for the District of New Jersey.

Auxilium and FCB filed this lawsuit in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of ANDA No. 09-1073 for a generic 1% testosterone gel product. This letter also stated that ANDA No. 09-1073 contained Paragraph IV certifications, under 21 U.S.C. Section 355(j) of the Federal Food, Drug, and Cosmetic Act, with respect to the nine patents listed in the Orange Book on that date as covering Testim®: U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. On May 15, 2012, a new composition patent covering Testim® issued. This patent is now also listed in the Orange Book and was included in the patent infringement lawsuit filed against Watson. In total, ten Testim® patents are now listed in the Orange Book and will expire at various dates ranging from July 21, 2023 through January 18, 2025.

On July 6, 2012, Watson filed its answer to the patent infringement complaint filed by Auxilium and FCB. Watson also asserted counterclaims against Auxilium and FCB, which seek declaratory judgments that each of the ten patents-in-suit are invalid or are not infringed by Watson's proposed generic 1% testosterone gel product. Auxilium and FCB's reply to Watson's counterclaims was filed on July 30, 2012. The case is presently in the early stages of fact discovery, and a trial date has not yet been set. The parties' initial case scheduling conference with the court has been scheduled for October 15, 2012.

Auxilium and FCB remain committed to protecting their intellectual property rights, including their patent protection for Testim®. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Watson, final FDA approval of Watson's ANDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Watson's notice letter was received (i.e., October 14, 2014) or final resolution of the pending patent infringement lawsuit.

Off-Balance Sheet Arrangements

None.

Impact of Inflation

The condensed consolidated financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Our interest obligations for our long term debt, representing 50% of total assets as of June 30, 2012, are primarily market driven. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the ability to pay interest and current maturities on our long-term debt is critical. The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the interest due on our long-term debt. We are unable to determine the inflationary impact on interest to the extent, if any, to which we owe on our long-term debt.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4. Controls and Procedures

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. With the participation of our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

ITEM 1A. Risk Factors

Not Applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

31.1	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XSTELOS HOLDINGS, INC.

Date: August 14, 2012	By: /s/ Jonathan M. Couchman
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer

