Form 10-Q
period 2012-09-30
Xstelos Holdings, Inc.
filed 2012-11-16
CIK 1540145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares outstanding of common stock, par value $.001 per share, as of November 12, 2012: 24,277,349.

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Xstelos Holdings, Inc. (“Xstelos”) is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meeting filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. Xstelos’ headquarters and its independent accountants are located in New York and New Jersey, respectively, and accordingly Xstelos was unable to file this Report on November 14, 2012 due to disruptions caused by Hurricane Sandy.

XSTELOS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – As of September 30, 2012 (unaudited) and December 31, 2011 (Predecessor Company)	3-4

Condensed Consolidated Statements of Income and Comprehensive Income – For the Three Months Ended September 30, 2012 (unaudited) and October 1, 2011 (unaudited) (Predecessor Company) and Nine Months Ended September 30, 2012 (unaudited) and October 1, 2011 (unaudited) (Predecessor Company)	5-6

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2012 (unaudited) 4	7

Condensed Consolidated Statements of Cash Flows – For the Nine Months Ended September 30, 2012 (unaudited) and October 1, 2011 (unaudited) (Predecessor Company)	8-9

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	39

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 6. Exhibits	39

SIGNATURES	40

31.1 Certification of President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	41

32.1 Certification of President and Chief Executive Officer and Chief Financial Officer - Senior Vice President of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	42

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Predecessor Company)
Assets
Current assets:
Cash and cash equivalents	$21,986	$7,847
Marketable securities, at fair value	3,834	3,968
Accounts receivable	6,757	6,986
Prepaid expenses and other current assets	554	674
Fixed assets held for sale	253	347
Deferred tax asset, net	5,513	1,405
Assets of discontinued operations	984	1,198
Total current assets	39,881	22,425

Restricted cash	2,500	2,500
Property and equipment, net	1,523	-
Real Estate	-	7,873
Intangible assets, net	53,414	56,424
Goodwill	10,920	10,920
Deferred financing costs and other noncurrent assets	1,796	2,011
Deferred tax asset	15,641	-

TOTAL ASSETS	$125,675	$102,153

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	Unaudited	(Predecessor Company)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,233	$1,853
Income taxes payable	16	91
Current maturities of long term debt, net of original issue discount	12,624	10,666
Liabilities of discontinued operations	1,361	1,571
Total current liabilities	16,234	14,181
Other Long term liabilities	26	-
Deferred tax liability, net	-	1,405
Long term debt, net of current maturities and original issue discount	38,573	49,553

Total liabilities	54,833	65,139

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares, and nil issued and outstanding shares	-	-
Common stock, $0.001 par value, authorized 30,000,000 shares, and 24,269,773 shares issued and outstanding at September 30, 2012, and 100 shares issued and outstanding at December 31, 2011	24	-
Additional paid-in capital	35,290	21,619
Accumulated other comprehensive income	-	61
Retained earnings	33,898	13,670
Stockholders’ Equity	69,212	35,350
Noncontrolling interest	1,630	1,664

Total Equity	70,842	37,014

TOTAL LIABILITIES AND EQUITY	$125,675	$102,153

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 1, 2011	September 30, 2012	October 1, 2011
		(Predecessor Company)		(Predecessor Company)
ROYALTY REVENUE	$6,756	$6,561	$21,547	$12,364

Operating Expenses
Selling, general and administrative expense	1,279	1,242	3,863	5,126
Depreciation and amortization	1,016	1,004	3,086	2,007
Total operating expenses	2,295	2,246	6,949	7,133

OPERATING INCOME	4,461	4,315	14,598	5,231

Interest expense, net	(2,611)	(2,914)	(7,992)	(5,852)
Rental revenue	41	-	54	-
Gain / (Loss) on marketable securities	411	-	(116)	-
Gain on sale of real estate	-	-	7,652	-
Loss on disposal of non-operating assets	(4)	-	(120)	-

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,298	1,401	14,076	(621)

Income tax expense (benefit)	(21,064)	64	(20,963)	(19,465)

EARNINGS FROM CONTINUING OPERATIONS	23,362	1,337	35,039	18,844

EARNINGS FROM DISCONTINUED OPERATIONS, net of tax	190	690	580	1,080

NET EARNINGS	23,552	2,027	35,619	19,924

Less: Net earnings attributable to the noncontrolling interest	465	430	1,721	319

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	23,087	1,597	33,898	19,605

Other comprehensive loss:
Unrealized loss on marketable securities	-	-	(61)	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$23,087	$1,597	$33,837	$19,605

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 1, 2011	September 30, 2012	October 1, 2011
		(Predecessor Company)		(Predecessor Company)
BASIC NET EARNINGS PER COMMON SHARE attributed to the controlling interest:
Earnings from continuing operations	$0.99	$9,079.18	$2.11	$185,254.79

Earnings from discontinued operations	0.01	6,891.12	0.04	10,795.03

BASIC NET EARNINGS PER COMMON SHARE	$1.00	$15,970.30	$2.15	$196,049.82

Weighted average common shares outstanding used for basic per common share.	23,191,341	100	15,822,162	100

DILUTED NET EARNINGS PER COMMON SHARE attributed to the controlling interest:
Earnings from continuing operations	$0.91	$9,079.18	$1.96	$185,254.79

Earnings from discontinued operations	0.01	6,891.12	0.03	10,795.03

DILUTED NET EARNINGS PER COMMON SHARE	$0.92	$15,970.30	$1.99	$196,049.82

Weighted average common shares outstanding used for diluted earnings per common share.	25,240,310	100	16,975,340	100

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Accumulated Additional Paid-in Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings	Controlling Interest	Noncontrolling Interest	Total

Balance as of January 1, 2012 (Predecessor Company)	100	$-	$21,619	$61	$13,670	$35,350	$1,664	$37,014
Formation of Xstelos Holdings, Inc.	(100)	-	13,670	-	(13,670)	-	-	-
Issuances and distribution of Xstelos Holdings, Inc. shares	24,263,194	24	(24)	-	-	-	-	-
Net earnings	-	-	-	-	33,898	33,898	1,721	35,619
Dividend distributions							(1,755)	(1,755)
Other comprehensive loss	-	-	-	(61)	-	(61)	-	(61)
Issuance of stock for services	6,579	-	25	-	-	25	-	25

Balance as of September 30, 2012	24,269,773	$24	$35,290	$-	$33,898	$69,212	$1,630	$70,842

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
		(Predecessor Company)
Cash flows from operating activities:
Net earnings	$35,619	$19,924
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,086	2,007
Non-cash interest	338	150
Loss on marketable Security	116	-
Gain on sale of real estate	(7,652)	-
Loss on disposal of equipment	120	-
Deferred tax benefit	(21,154)	(19,534)
Issuance of stock for services	25	108
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	229	(710)
Decrease in prepaid expenses and other current assets	334	471
Decrease in other noncurrent assets	41	45
Increase in accounts payable, accrued expenses and other current liabilities	334	734
Decrease in income taxes payable and other long-term liabilities	(212)	(189)
Net cash provided by operating activities	11,224	3,006

Cash flows from investing activities:
Acquisition of CPEX, net of cash acquired	-	(59,479)
Purchase of marketable security	(777)
Proceeds from sale of marketable security	734	-
Proceeds from disposal of equipment	75	-
Proceeds from sale of real estate	13,825	-
Net cash provided by (used in) investing activities	13,857	(59,479)

Cash flows from financing activities:
Proceeds from bridge loan	-	10,000
Payments on bridge loan	-	(10,000)
Proceeds from long-term debt, net of original issue discount	-	62,500
Payments on long term debt	(9,187)	-
Restricted cash	-	(2,500)
Deferred financing costs	-	(1,586)
Cash contribution from noncontrolling interest	-	780
Dividends paid	(1,755)	-
Net cash provided by (used in) financing activities	(10,942)	59,194

Net increase in cash and cash equivalents	14,139	2,721
Cash and cash equivalents, beginning of period	7,847	8,720

Cash and cash equivalents, end of period	$21,986	$11,441

See accompanying notes to condensed consolidated financial statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
		(Predecessor Company)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$7,546	$6,194

Taxes paid	$271	$-

Noncash investing financing activities:

Unrealized loss on marketable security	$(61)	$-
Original issue discount on long-term debt	$-	$1,500

See accompanying notes to condensed consolidated financial statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

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

Following the completion of the CPEX Transaction, Footstar and Xstelos entered into the Plan of Reorganization. On May 5, 2012, Footstar finally and completely liquidated and dissolved in accordance with its Plan of Dissolution.

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

On April 4, 2011, in connection with the CPEX Transaction, Black Horse Capital LP and Black Horse Capital Master Fund Ltd. (together, “Black Horse”) made a $10 million bridge loan to FCB Holdings under that certain Loan Agreement dated as of April 4, 2011 (the “Black Horse Loan Agreement”), by and between Black Horse and FCB Holdings. The bridge loan under the Black Horse Loan Agreement had substantially the same terms as the bridge loan under the Xstelos Corp Loan Agreement, and was repaid on April 5, 2011, prior to maturity. FCB Holdings also reimbursed Black Horse for transaction fees related to the CPEX acquisition of approximately $830,000.

Xstelos Corp is party to a consulting and advisory agreement with the Investment Holding Company for such entity to provide certain consulting and advisory services to Xstelos Corp relating to intellectual property and other matters. The agreement provides for payment solely to the extent Xstelos Corp has received dividends from FCB Holdings, of which $7,245,000 was received by Xstelos and $1,755,000 by the Investment Holding Company on September 27, 2012. Amounts payable pursuant to the consulting and advisory agreement are to be paid into an escrow account. As of September 30, 2012, no amounts have been paid. It is anticipated that amounts due will be paid on or prior to January 30, 2013. Under certain circumstances, pursuant to the terms of the agreement, up to six years may lapse between the filing of the consolidated tax return by Xstelos Corp relating to the period for which such consulting fee was paid and its release from escrow. Annual amounts to be paid, following receipt of such dividends pursuant to the terms of the agreement, would be $1,000,000 for 2011, $750,000 for 2012, $750,000 for 2013, $500,000 for 2014 and $250,000 for 2015 and annually thereafter through the agreement termination. The agreement terminates upon the conclusion of the monetization of CPEX’s intellectual property, subject to the terms of the agreement. The Company has accrued approximately $1.6 million as of September 30, 2012 under this agreement, and expensed approximately $0.2 million and $0.3 million, for the three months ended September 30, 2012 and October 1, 2011, respectively, and expensed approximately $0.6 million and $0.8 million, for the nine months ended September 30, 2012 and October 1, 2011, respectively. Additionally, the Company paid approximately $67,000 of taxes on behalf of the Investment Holding Company relating to a consent dividend issued to the Investment Holding Company for which the cash is not distributed. This expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Direct acquisition costs, consisting of investment banking fees and legal fees directly related to the acquisition of CPEX of approximately $1.1 million and $1.3 million were expensed as period costs, and were not capitalized for the three months and nine months ended October 1, 2011, respectively. Financing costs were not expensed as acquisition costs, but treated as loan origination costs and are included in deferred financing costs in the accompanying condensed consolidated balance sheets and are being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and recorded as a component within non-cash interest expense.  Amortization of approximately $86,000 and $39,000 was expensed for the three months ended September 30, 2012 and October 1, 2011, respectively, and approximately $174,000 and $77,000, for the nine months ended September 30, 2012 and October 1, 2011, respectively, leaving deferred financing costs of approximately $1.3 million as of September 30, 2012.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Presented below is unaudited pro forma financial information assuming the acquisition of CPEX occurred at the beginning of the earliest period presented, and excludes certain nonrecurring charges, such as purchase accounting adjustments and charges related to restructuring such as severance, that were deemed necessary to exclude for comparability purposes (in thousands except per share data):

Nine Months Ended October 1, 2011

Revenue	$18,215
Earnings from continuing operations	$11,120
Net earnings	$12,100
Net earnings attributable to Non-controlling Interest	$2,168
Net earnings attributable to Controlling Interest	$10,032

Basic and diluted net earnings per common share from continuing operations	$89,520
Total basic and diluted net earnings per common share	$100,320

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

Fiscal Years

The accompanying condensed consolidated financial statements include the three month results of operations, and nine month results of operations, and assets and liabilities, based on a 52-week calendar year ending December 31, 2012 and for the 53-week fiscal year ending December 31, 2011.

Cash equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and stated at cost that approximates their fair market value. At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

At September 30, 2012, restricted cash of $2,500,000 pledged to support a bank credit facility, is classified as a non-current asset. The restricted cash serves as collateral for the loan in connection with the CPEX Transaction that provides financial assurance that the Company has the ability to service the loan, as discussed in Note 7 – Long Term Debt. The cash is held in custody by the loan agent, is restricted as to withdrawal or use, and is currently not invested and does not bear interest.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts receivable and allowances for doubtful accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Accounts receivable as of September 30, 2012, and related royalty revenues for the nine months then ended, are due from its licensee, Auxilium, for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

The Company determined no allowance for doubtful accounts was necessary as of September 30, 2012 and December 31, 2011.

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

During the three month and nine month period ended September 30, 2012, the Company received gross proceeds of approximately $0 and $734,000, respectively, from the sale of shares of its marketable securities and recognized a gain due to an increase in market value of approximately $411,000 and a loss due to a decrease in market value of approximately $116,000, respectively. As of September 30, 2012, marketable securities consisted of a stock at a fair value of approximately $3.8 million.

Fixed assets

The Company, through its acquisition of CPEX, owns a 16,434 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire (“Exeter”). It is located approximately 50 miles north of Boston, Massachusetts. During the second quarter of 2012, management withdrew its plan to sell the Exeter property. The Company is currently leasing the Exeter property and is not marketing this property for sale. As a result of this decision, in accordance with FASB ASC 360-10-35-44, the property was reclassified as held-for-use, which requires the asset to be reclassified at the lower of carrying value before the asset was classified as held for sale, less the depreciation that would have been recorded had the asset been continuously classified as held for sale, or the fair value on the date it was decided that it would not be sold. As a result, approximately $13,000 and $76,000 of depreciation expense has been recorded for the three months and nine months ended September 30, 2012 related to this asset, which represents the expense that would have been recorded during the period were it considered held-for-sale. This building was reported as Real estate held for sale from April 5, 2011 through May 31, 2012, and reclassified to Fixed assets in use once the Company started leasing the property. As a result of this lease, management disposed of approximately $134,000 of furniture and equipment that were stored in the Exeter building, and recorded a loss which is included in loss on disposal of non-operating assets, in the accompanying condensed consolidated statements of income and comprehensive income.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes rental revenue from the lease of the Exeter property. The term of the lease is 63 months, of which the lease agreement contains provisions for future rent increases and periods in which rent payments are abated, with an average monthly income of approximately $13,000. In accordance with generally accepted accounting principles, the Company records monthly rent income, on a straight line basis, equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rental income recorded and the amount received is debited or charged to “deferred rent income”. As of September 30, 2012, approximately $54,000 of deferred rental income is included in deferred financing costs and other noncurrent assets, in the accompanying condensed consolidated balance sheets, and for the three months and nine months ending September 30, 2012, approximately $41,000 and $54,000 has been recorded as rental income, in the accompanying condensed consolidated statements of income and comprehensive income.

Real estate

The Company had been marketing its Mahwah Real Estate for sale since May 5, 2007 and the Company estimated that the fair value of the real estate, less estimated closing costs, at approximately $6.2 million. This estimate was based on unobservable inputs (see Note 4 - Fair Value Measurements).  Inputs used to estimate the Mahwah Real Estate value included the location’s assessed tax valuation and local real estate broker estimates of value. On April 27, 2012, the Company signed a purchase agreement and sold its Mahwah Real Estate to a third party buyer for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million. The Mahwah Real Estate was recorded at the lesser of cost or net realizable value at December 31, 2011.

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

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the net tangible and identifiable intangible net assets acquired. FASB ASC Topic 350 requires that goodwill not be amortized but must be reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company performs at least an annual assessment of goodwill for impairment or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company’s annual impairment test is performed at the end of its fiscal year. There was no impairment at December 31, 2011.

Included in the acquisition of CPEX, the Company recorded goodwill of approximately $10.9 million. As of September 30, 2012, no impairment has been charged against goodwill recorded in the acquisition of CPEX.

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

Income taxes

The Internal Revenue Code requires any company that satisfies the definition of a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company will be taxed as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income. If the company is considered a personal holding company, its undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at the dividend tax rate, which is currently 15.0%, and which tax rate is scheduled to increase January 1, 2013, to 39.6%, under the current tax code. Whether or not the Company or any of its subsidiaries are classified as personal holding companies will depend upon, among other factors, the amount of any personal holding company income and the percentage of any outstanding common stock that is beneficially owned by the Company’s five largest stockholders. The Company was taxed as a personal holding company for the 2011 tax year based on the nature of its income and its share ownership. The Company will be taxed as a personal holding company for the 2012 tax year and, depending on the facts and circumstances, in future years. As a result of Cash dividends and Consent dividends issued by CPEX Pharmaceuticals and FCB I Holdings, through September 30, 2012 and the tax loss generated by the sale of the Mahwah Real Estate during 2012, there has been no Personal Holding Company tax expense incurred as of September 30, 2012. If the Company is taxed as a personal holding company in 2013, and assuming that the rate of personal holding company tax increases to 39.6%, the Company may incur significant personal holding company tax, none of which may be offset by the Company’s federal net operating loss carry forwards.

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

The Company does not have any unrecognized tax contingencies. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Condensed Consolidated Statements of Income and Comprehensive Income. There were no tax related interest and penalties for the three months and nine months ended September 30, 2012 or for the three months and nine months ended October 1, 2011. Tax years beginning in 2009 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties. As a result, the Company concluded that it is more likely than not that certain deferred tax assets will be realized as of September 30, 2012, based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011, and the forecasted performance of CPEX, and reduced the previously recorded valuation allowance resulting in a tax benefit of approximately $21.2 million for the three and nine months then ended.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

CPEX recognizes revenue from royalties on Auxilium’s sales of Testim® in accordance with FASB ASC Topic 605-10, which requires sales to be recorded upon delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim® to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, CPEX is able to reasonably estimate future product returns on sales of Testim® and as a result, did not defer Testim® royalties for the nine months ended September 30, 2012.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per Common Share

Basic net earnings per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. There are 2,500,000 options outstanding at September 30, 2012 which are potentially dilutive and were added to the basic common shares outstanding to calculate the dilutive common shares outstanding for the three and nine months ended September 30, 2012.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine month ended September 30, 2012, are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

Weighted average shares outstanding-basic	23,191,341	15,822,162
Plus: Common share equivalents
Options	2,048,969	1,153,178
Weighted average shares outstanding-diluted	25,240,310	16,975,340

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Assets of discontinued operations are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Prepaid expenses, primarily cash collateral for worker’s compensation obligations	$984	$1,198
	$984	$1,198

Liabilities of discontinued operations are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Accrued expenses	$357	$357
Income taxes payable	20	20
Worker’s compensation liability	984	1,194
	$1,361	$1,571

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized statements of income for discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 1, 2011	September 30, 2012	October 1, 2011

Total revenue	$-	$-	$-	$-
Selling, general and administrative expense	(237)	(690)	(633)	(997)
Operating income	237	690	633	997
Interest income (expense)	2	1	1	12
Earnings from discontinuing operations before income taxes	239	691	634	1,009
Income tax expense (benefit)	49	1	54	(71)
Earnings from discontinued operations	$190	$690	$580	$1,080

Discontinued operations resulted in earnings primarily as a result of miscellaneous refunds and reversals of liabilities which were no longer required by the Company.

4. Fair Value Measurements

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets (in thousands):

Fair Value Measurements at September 30, 2012

Description	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank, including restricted cash	$24,486	$24,486	$—	$—
Marketable securities	3,834	3,834	—	—

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements at December 31, 2011

Description	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank, including restricted cash	$9,958	$9,958	$—	$—
Money market funds	389	389	—	—
Marketable securities	3,968	3,968	—	—
Real estate	7,873	—	—	7,873

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Insurance	$81	$117
Interest	395	514
Prepaid taxes	9	-
Other current assets	69	43
	$554	$674

6. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Patents, trademarks, and license agreement	$59,434	$59,434
Less-accumulated amortization	(6,020)	(3,010)
	$53,414	$56,424

Amortization expense for patents and related patent costs of approximately $1.0 million has been recorded in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for each of the three month periods ended September 30, 2012 and October 1, 2011, respectively. Amortization expense for patents and related patent costs of approximately $3.0 million and approximately $2.0 million has been recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the nine month period ended September 30, 2012 and October 1, 2011, respectively. The Company expects to incur approximately $4.0 million of amortization expense for each of the next 14 years.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The balance of the loan at September 30, 2012 and December 31, 2011 was approximately $52.4 million and $61.6 million, respectively, with an original issue discount (“OID”) balance of approximately $1.2 million and $1.4 million, respectively. Interest totaling approximately $2.5 million and $2.8 million was expensed in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2012 and October 1, 2011, respectively. Interest totaling approximately $7.7 million and $5.4 million was expensed in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2012 and October 1, 2011, respectively. The rate applicable to this loan was 17.0% at September 30, 2012 and December 31, 2011. Current maturities of long term debt represent amounts expected to be payable in the next twelve months subsequent to September 30, 2012 in accordance with the repayment waterfall arrangement based on management’s forecast. Future maturities are subject to change based on future cash flows and the terms of the loan agreement.

The $64 million loan was issued at a discount of 2.34%, for total net proceeds of $62.5 million, with an effective interest rate of 18%.  The OID was $1.5 million.  The OID is equal to the difference between the stated face amount of the loan and actual cash received.  This OID is being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and is recorded as a component within non-cash interest expense.  Amortization of approximately $81,000 and $37,000 was expensed for the three months ended September 30, 2012 and October 1, 2011, respectively, and amortization of approximately $164,000 and $73,000 was expensed for the nine months ended September 30, 2012 and October 2, 2011, respectively, leaving an OID balance of approximately $1.2 million as of September 30, 2012.

The $64 million loan is collateralized by patents and a license agreement associated with Testim®, that were acquired in the CPEX transaction. The loan agreement requires certain financial reporting and non financial covenants. The Company was in compliance with these covenants as of September 30, 2012.

8. Income Taxes

The Company has available for federal income tax purposes net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $111.9 million and $119.9 million, respectively, as of September 30, 2012 and December 31, 2011 that, if not utilized, will begin expiring for federal purposes in 2025.  Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions. It should be noted that there may be certain limitations other than those potentially imposed by Section 382 of the Code on the Company’s ability to use its NOLs to offset certain taxable income, including, potentially, income generated in respect of the CPEX business. In assessing the realizability of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings.  The ultimate realization of deferred tax assets is dependent upon several factors, including the generation of future taxable income during the periods in which those temporary differences become deductible.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the 2011 CPEX acquisition, the Company recorded an approximately $19.5 million net deferred tax liability, and reduced approximately $19.5 million of the valuation allowance against its NOL carryforward tax asset, which is reflected as an income tax benefit for the three and nine months ended October 1, 2011. The Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties. As a result, the Company concluded that it is more likely than not that certain deferred tax assets will be realized as of September 30, 2012, based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011 and the forecasted performance of CPEX and reduced the previously recorded valuation allowance resulting in a tax benefit of approximately $21.2 million for the three and nine months then ended.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Deferred tax asset:	September 30, 2012	December 31, 2011
NOL	$39,171	$46,186
Employee Benefits	451	460
Unrealized Capital Losses	43	-
Property & Equipment	184	4,543
	39,849	51,189
Less: valuation Allowance	-	(31,441)
Less: long-term portion deferred tax liability	(18,695)	(18,343)
	$21,154	$1,405
Deferred tax liability:
Amortization of intangible asset	18,695	19,748
Net long term portion against deferred tax asset	(18,695)	(18,343)
	$-	$1,405

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts included in the condensed consolidated balance sheet as follows (in thousands):

	September 30, 2012	December 31, 2011
Current deferred tax asset	$5,513	$1,405
Long term deferred tax asset	15,641
Non-current deferred tax liability	-	(1,405)
	$21,154	$-

9. Stock Based Compensation Plans

On March 15, 2010, Footstar issued shares of common stock having an aggregate fair value of $500,000 on the grant date, or 2,173,913 shares, to Jon Couchman, in lieu of any cash compensation for base salary for Mr. Couchman’s services as President, Chief Executive Officer and Chief Financial Officer for the twelve months commencing March 1, 2010. As these shares vested over a fiscal one year service period, the Company recognized expense of approximately $0 and $83,000, for three months ended October 1, 2011 and for nine months ended October 1, 2011, respectively.

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

Mr. Finerman, a non-employee director of the Company, elected to receive his full director retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2011 in shares of restricted stock in lieu of cash compensation for service as a director in 2011 to which he would otherwise have been entitled. On July 13, 2011, 30,948 shares of Footstar common stock, having an aggregate fair value of $25,000 on the grant date, were issued to Mr. Finerman for service as a director in 2011. On September 30, 2011 and December 31, 2011, 16,892 and 20,492 shares of Footstar common stock, respectively, having an aggregate fair value of $12,500 on each grant date, were issued to Mr. Finerman for service as a director in 2011.

Mr. Finerman, a non-employee director of the Company, elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2012 in shares of restricted stock in lieu of cash compensation for service as a director in 2012 to which he would otherwise have been entitled. On April 2, 2012, 10,965 shares of Footstar common stock having an aggregate fair value of $12,500 on the grant date, were issued to Mr. Finerman for service as a director for the first quarter of 2012. On July 2, 2012, 6,579 shares of Xstelos common stock having an aggregate fair value of $12,500 on the grant date, were issued to Mr. Finerman for service as a director for the second quarter of 2012. On October 1, 2012, 7,576 shares of Xstelos common stock having an aggregate fair value of $12,500 on the grant date, were issued to Mr. Finerman for service as a director for the third quarter of 2012. The $12,500 value of the October 1, 2012 issuance is related to the third quarter of 2012 and is included in accrued expenses in the accompanying balance sheet as of September 30, 2012.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The issuance of approximately 24 million shares of Xstelos common stock on April 23, 2012, to Footstar stockholders, did not have an impact on the Company’s assets and liabilities.

10. Commitments and Contingencies

Litigation Matters

The Company is involved in various and routine litigation matters, which arise through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the liquidity of the Company. While it firmly maintains that all pending claims are meritless, the Company will, however, continue to expend costs as it vigorously defends against these claims.

Thom McAn: In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $1.0 million as of the date of this filing, although the Company believes that there has been a novation of its obligations under such lease and may bring litigation to have a court finally determine such issue. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

Upsher-Smith Litigation: In October 2008, CPEX and Auxilium received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim® does not infringe U.S. Patent No. 7,320,968 (the “968 Patent”). The ‘968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ‘968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration (“FDA”). Upsher-Smith’s paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product as set forth in its ANDA No. 79-178. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware (“the Court”) against Upsher-Smith seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium have denied in a reply to the counterclaim filed in July 2009. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ‘968 Patent, is presumed valid. As of the date of this filing, the lawsuit remains pending; however, the case was administratively closed in December of 2011 and will remain closed until further order of the Court.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CPEX has filed continuation and divisional applications with the USPTO relating to the ‘968 Patent. Nine patents, U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518 were issued from these applications, which may provide further market protection. Each of these nine patents has been listed in the Orange Book with respect to Testim®. In April 2012, Auxilium and CPEX received a paragraph IV notice letter for U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029 in whicjh USL certified that it believes that its proposed generic product does not infringe these patents.  At this time, only the ’968 Patent is in the Delaware lawsuit discussed above.

On September 10, 2012, Upsher-Smith filed a complaint in the United States District Court for the District of New Jersey against Auxilium and FCB, seeking declaratory judgment that its ANDA No. 79-178 does not infringe eight of the ten patents listed in the Orange Book as covering Testim® as well as a declaration of invalidity as to these patents U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. On October 12, 2012, Auxilium and FCB filed a motion to dismiss Upsher-Smith's declaratory judgment complaint for lack of subject matter jurisdiction, or alternately, to transfer that case to the District of Delaware. Upsher-Smith's Opposition to this motion was received on November 7, 2012. Auxilium’s and FCB's Reply to Upsher-Smith’s Opposition is due on November 16, 2012.

CPEX and its affiliates will vigorously pursue the Hatch-Waxman patent infringement lawsuit. However, if CPEX is unsuccessful in obtaining an injunction to keep Upsher-Smith’s proposed version of Testim® off the market until the patent protection expires, or in defending the ‘968 Patent covering Testim®, sales of Testim®, and royalties relating to Testim® sales could be materially reduced.

Watson Litigation: On May 23, 2012, Auxilium Pharmaceuticals, Inc. ("Auxilium") and FCB I LLC ("FCB") filed a lawsuit against Watson Laboratories, Inc.; Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, "Watson") for infringement of FCB's ten patents listed in the U.S. Food and Drug Administration's ("FDA's") Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the "Orange Book") as covering Testim® 1% testosterone gel.  The lawsuit was filed in the United States District Court for the District of New Jersey.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 6, 2012, Watson filed its answer to the patent infringement complaint filed by Auxilium and FCB.  Watson also asserted counterclaims against Auxilium and FCB, which seek declaratory judgments that each of the ten patents-in-suit are invalid or are not infringed by Watson's proposed generic 1% testosterone gel product.  Auxilium and FCB's reply to Watson's counterclaims was filed on July 30, 2012.  On July 30, 2012, the parties entered into a stipulation wherein Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. were dismissed without prejudice from this lawsuit and agreed to be bound by any stipulation, judgment, order, or decision rendered as to Watson Laboratories, Inc., including any appeals and any order granting preliminary or permanent injunctive relief against Watson Laboratories, Inc.

The case is presently in the early stages of fact discovery, and a trial date has not yet been set. On October 22, 2012, Auxilium and FCB disclosed to Watson the claims from the ten patents-in-suit that they assert are infringed. On October 29, 2012, Watson served its invalidity and noninfringement contentions on Auxilium and FCB. Auxilium and FCB will serve their responsive infringement and validity contentions on December 13, 2012. The parties' initial case scheduling conference with the court occurred on November 9, 2012.

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

11. Cash Distributions

On September 27, 2012, FCB Holdings declared and paid a cash dividend totaling $9.0 million, of which Xstelos Corp received $7.2 million and the Investment Holding Company received $1.8 million which is reflected in the September 30, 2012 financial statements.

12. Subsequent Events

On October 9, 2012, FCB Holdings declared and paid a cash dividend totaling $1.0 million, of which Xstelos Corp received $0.8 million and the Investment Holding Company received $0.2 million.

On November 8, 2012, Xstelos Corp received a special cash dividend totaling $2.4 million from their marketable security investment, which was offset by a comparable decline in market value of the investment.

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

Results of Operations – Three months ended September 30, 2012 versus Three months ended October 1, 2011

The following is a discussion of the results of operations for Xstelos Corp for the three months ended September 30, 2012 compared with the three months ended October 1, 2011 (in thousands) (inflation and changing prices have not had a material impact on revenues or results from operations in the two years):

	Three Months Ended
	September 30, 2012	October 1, 2011	Change	% (+-)
		(Predecessor Company)
ROYALTY REVENUE	$6,756	$6,561	$195	3.0%
Operating Expenses
Selling, general and administrative expense	1,279	1,242	37	3.0%
Depreciation and amortization	1,016	1,004	12	1.2%
Total operating expenses	2,295	2,246	49	2.2%
OPERATING INCOME	4,461	4,315	146	3.4%
Interest expense, net	(2,611)	(2,914)	303	10.4%
Rental revenue	41	-	41	100.0%
Gain / (Loss) on marketable securities	411	-	411	-100.0%
Loss on disposal of non-operating assets	(4)	-	(4)	-100.0%
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,298	1,401	897	64.0%
Income tax expense (benefit)	(21,064)	64	21,128	33,012.5%
EARNINGS FROM CONTINUING OPERATIONS	$23,362	$1,337	$22,025	1,647.30%

Royalty Revenue

Royalty revenue increased $0.2 million, or 3.0%, to $6.8 million for three months ended September 30, 2012 compared with $6.6 million for three months ended October 1, 2011 due to increased sales volume by Auxilium of Testim®, on which royalty revenue is earned.

SG&A Expenses

SG&A expenses increased $0.1 million, or 3.0%, to $1.3 million for three months ended September 30, 2012 compared with $1.2 million for three months ended October 1, 2011. The increase is due to higher legal expenses in 2012, primarily related to increased litigation expense relating to the Watson Laboratories case (see note 10).

Depreciation and Amortization

Depreciation and Amortization expense increased $0.01 million, or 1.2%, to $1.01 million for three months ended September 30, 2012 compared with $1.00 million for three months ended October 1, 2011. This increase is solely due to depreciation expense for assets held in use, previously not depreciated, as they were classified as assets held for sale, prior to the third quarter 2012.

Operating Income

Operating income increased $0.2 million, or 3.4% to $4.5 million for three months ended September 30, 2012 compared with a $4.3 million for three months ended October 1, 2011, primarily due to the increased royalty revenue offset by higher legal expenses, as described above.

Interest Expense

Interest expense decreased $0.3 million, or 10.4%, to $2.6 million for three months ended September 30, 2012 compared with $2.9 million for three months ended October 1, 2011. The decrease is exclusively due to a lower principal loan balance in 2012.

Marketable Securities

The Company recognized a gain in market value of approximately $411,000 due to an increase in the stock price per share of the marketable securities.

Income Tax

The Company reversed the previously recorded valuation allowance resulting in a tax benefit of approximately $21.2 million during the three months ended September 30, 2012. This decision was based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011 and the forecasted performance of CPEX.

Results of Operations –Nine months ended September 30, 2012 versus Nine months ended October 1, 2011

The following is a discussion of the results of operations for Xstelos Corp for the nine months ended September 30, 2012 compared with the nine months ended October 1, 2011 (in thousands) (inflation and changing prices have not had a material impact on revenues or results from operations in the two years):

	Nine Months Ended
	September 30, 2012	October 1, 2011	Change	% (+-)
		(Predecessor Company)
ROYALTY REVENUE	$21,547	$12,364	$9,183	74.3%
Selling, general and administrative expense	3,863	5,126	(1,263)	-24.6%
Depreciation and amortization	3,086	2,007	1,079	53.8%
Total operating expenses	6,949	7,133	(184)	-2.6%
OPERATING INCOME	14,598	5,231	9,367	179.1%
Interest expense, net	(7,992)	(5,852)	(2,140)	-36.6%
Rental revenue	54	-	54	100.0%
Loss on marketable securities	(116)	-	(116)	100.0%
Gain on sale of real estate	7,652	-	7,652	100.0%
Loss on disposal of non-operating asset	(120)	-	(120)	100.0%
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,076	(621)	14,697	2,366.7%
Income tax expense (benefit)	(20,963)	(19,465)	(1,498)	(7.7%)
EARNINGS FROM CONTINUING OPERATIONS	$35,039	$18,844	$16,195	85.9%

Royalty Revenue

Royalty revenue increased $9.2 million, or 74.3%, to $21.5 million for nine months ended September 30, 2012 compared with $12.4 million for nine months ended October 1, 2011. The increase is due to increased sales volume by Auxilium of Testim®, on which royalty revenue is earned, and that 2011 only includes six months of royalty revenue, as CPEX was purchased on April 5, 2011.

SG&A Expenses

SG&A expenses decreased $1.3 million, or 24.6%, to $3.8 million for nine months ended September 30, 2012 compared with $5.1 million for nine months ended October 1, 2011. The decrease is predominately due to greater compensation costs and legal and professional expenses in 2011 related to the acquisition of CPEX, partially offset by increased legal expense relating to Watson litigation in 2012.

Depreciation and Amortization

Depreciation and Amortization expense increased $1.1 million, or 53.8%, to $3.1 million for nine months ended September 30, 2012 compared with $2.0 million for nine months ended October 1, 2011. This increase is due to additional depreciation expense for assets held in use, previously not depreciated, as they were classified as assets held for sale, prior to the second quarter 2012, and that 2011 only includes six months of amortization expense of intangible assets comprised of CPEX’s patents and related license agreement associated with Testim®, as CPEX was purchased on April 5, 2011.

Operating Income

Operating income increased $9.4 million, or 179.1% to $14.6 million for nine months ended September 30, 2012 compared with a $5.2 million for nine months ended October 1, 2011, primarily due to the increased royalty revenue and decreased legal and professional expenses, offset by greater amortization and depreciation expense, as described above.

Interest Expense

Interest expense increased $2.1 million, or 40.9%, to $8.0 million for nine months ended September 30, 2012 compared with $5.9 million for nine months ended October 1, 2011. This increase is due to the fact that 2011 only includes six months of interest expense, partially offset by lower annual interest expense in 2012 associated with lower principal loan balance during 2012.

Marketable Securities

The Company recognized a loss in market value of approximately $0.1 million due to reduction in the stock price per share of the marketable securities.

Sale of Real Estate

On April 27, 2012, the Company sold its Mahwah Real Estate for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million.

Disposal of Non-Operation Assets

In June 2012, the Company signed a five year lease of its Exeter real estate. As a result of preparing the building for this lease, management disposed of approximately $134,000 of furniture and equipment that were stored in the Exeter building, and recorded a corresponding loss. This loss was offset by a gain from the sale of equipment of approximately $14,000.

Income Tax

The Company reversed the previously recorded valuation allowance resulting in a tax benefit of approximately $21.2 million during the nine months ended September 30, 2012. This decision was based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011 and the forecasted performance of CPEX.

Liquidity and Capital Resources

At September 30, 2012, the Company had cash and cash equivalents of approximately $22.0 million, which, along with the royalties from Testim® pursuant to the licensing agreement with Auxilium, we believe will be sufficient to fund our operations and our cash requirements for the next twelve months, and beyond. Our cash includes balances maintained in commercial bank accounts. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products currently under development or sales of debt or equity securities.

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

As of September 30, 2012 accounts receivable, consisting of a royalty receivable, totaled $6.8 million. These receivables all are generally collected within three months after the respective calendar quarter.

Net cash provided by operating activities for nine months ended September 30, 2012 was $11.2 million, directly related to net earnings of $35.6 million, adding $3.1 million of amortization, which was partially offset by $7.7 million gain on sale of real estate and $21.2 million deferred tax benefit, and increased by $1.3 million due to other miscellaneous items. Net cash provided by operating activities for nine months ended October 1, 2011 was $3.0 million, primarily consisting of net earnings of $19.9 million, adding $2.0 million of amortization, which was partially offset by a $19.5 million deferred tax benefit, and increased by $0.6 million due to other miscellaneous items.

Cash provided by investing activities was $13.9 million for the nine months ended September 30, 2012, which was primarily due to the proceeds received from the sale of real estate, compared to a use of $59.5 million for the nine months ended October 1, 2011, which was used solely used to acquire CPEX.

Cash used in financing activities was $11.0 million for the nine months ended September 30, 2012, which was used to repay debt under the term loan agreement related to the CPEX Transaction and pay dividends, compared to cash provided from financing activities of $59.2 million for the nine months ended October 1, 2011, pursuant to initial debt financing under the Term Loan Agreement related to the CPEX Transaction.

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

Royalties Receivable and Allowances for Doubtful Accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Royalties receivable as of September 30, 2012, and related revenues from the date of acquisition through September 30, 2012, are royalties due from its licensee, Auxilium for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

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

The Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties. As a result, the Company concluded that it is more likely than not that certain deferred tax assets will be realized as of September 30, 2012, based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011, and the forecasted performance of CPEX, and reduced the previously recorded valuation allowance resulting in a tax benefit of approximately $21.2 million for the three and nine months then ended.

Revenue Recognition

CPEX recognizes revenue from royalties on Auxilium’s sales of Testim in accordance with The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-10-S99-1, which requires sales to be recorded upon delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, CPEX is able to reasonably estimate future product returns on sales of Testim and as a result, did not defer Testim royalties for the fiscal year ended December 31, 2011 or the nine months ended September 30, 2012.

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

Upsher-Smith Litigation: In October 2008, CPEX and Auxilium received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim® does not infringe U.S. Patent No. 7,320,968 (the “968 Patent”). The ‘968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ‘968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration (“FDA”). Upsher-Smith’s paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product as set forth in its ANDA No. 79-178. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware (“the Court”) against Upsher-Smith seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium have denied in a reply to the counterclaim filed in July 2009. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ‘968 Patent, is presumed valid. As of the date of this filing, the lawsuit remains pending; however, the case was administratively closed in December of 2011 and will remain closed until further order of the Court.

CPEX has filed continuation and divisional applications with the USPTO relating to the ‘968 Patent. Nine patents, U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518 were issued from these applications, which may provide further market protection. Each of these nine patents has been listed in the Orange Book with respect to Testim®. In April 2012, Auxilium and CPEX received a paragraph IV notice letter for U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029 in which USL certified that it believes that its proposed generic product does not infringe these patents.  At this time, only the ’968 Patent is in the Delaware lawsuit discussed above.

On September 10, 2012, Upsher-Smith filed a complaint in the United States District Court for the District of New Jersey against Auxilium and FCB, seeking declaratory judgment that its ANDA No. 79-178 does not infringe eight of the ten patents listed in the Orange Book as covering Testim® as well as a declaration of invalidity as to these patents U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. On October 12, 2012, Auxilium and FCB filed a motion to dismiss Upsher-Smith's declaratory judgment complaint for lack of subject matter jurisdiction, or alternately, to transfer that case to the District of Delaware. Upsher-Smith's Opposition to this motion was received on November 7, 2012. Auxilium’s and FCB's Reply to Upsher-Smith’s Opposition is due on November 16, 2012.

CPEX and its affiliates will vigorously pursue the Hatch-Waxman patent infringement lawsuit. However, if CPEX is unsuccessful in obtaining an injunction to keep Upsher-Smith’s proposed version of Testim® off the market until the patent protection expires, or in defending the ‘968 Patent covering Testim®, sales of Testim® and royalties relating to Testim® sales could be materially reduced.

Watson Litigation: On May 23, 2012, Auxilium Pharmaceuticals, Inc. ("Auxilium") and FCB I LLC ("FCB") filed a lawsuit against Watson Laboratories, Inc.; Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, "Watson") for infringement of FCB's ten patents listed in the U.S. Food and Drug Administration's ("FDA's") Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the "Orange Book") as covering Testim® 1% testosterone gel.  The lawsuit was filed in the United States District Court for the District of New Jersey.

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

On July 6, 2012, Watson filed its answer to the patent infringement complaint filed by Auxilium and FCB.  Watson also asserted counterclaims against Auxilium and FCB, which seek declaratory judgments that each of the ten patents-in-suit are invalid or are not infringed by Watson's proposed generic 1% testosterone gel product.  Auxilium and FCB's reply to Watson's counterclaims was filed on July 30, 2012.  On July 30, 2012, the parties entered into a stipulation wherein Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. were dismissed without prejudice from this lawsuit and agreed to be bound by any stipulation, judgment, order, or decision rendered as to Watson Laboratories, Inc., including any appeals and any order granting preliminary or permanent injunctive relief against Watson Laboratories, Inc.

The case is presently in the early stages of fact discovery, and a trial date has not yet been set. On October 22, 2012, Auxilium and FCB disclosed to Watson the claims from the ten patents-in-suit that they assert are infringed. On October 29, 2012, Watson served its invalidity and noninfringement contentions on Auxilium and FCB. Auxilium and FCB will serve their responsive infringement and validity contentions on December 13, 2012. The parties' initial case scheduling conference with the court occurred on November 9, 2012.

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

Off-Balance Sheet Arrangements

None.

Impact of Inflation

The condensed consolidated financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Our interest obligations for our long term debt, representing 50% of total assets as of September 30, 2012, are primarily market driven. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the ability to pay interest and current maturities on our long-term debt is critical. The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the interest due on our long-term debt. We are unable to determine the inflationary impact on interest to the extent, if any, to which we owe on our long-term debt.

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

XSTELOS HOLDINGS, INC.

Date: November 16, 2012	By: /s/ Jonathan M. Couchman
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer

