Form 10-K
period 2012-12-31
Xstelos Holdings, Inc.
filed 2013-04-01
CIK 1540145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number 1-11681

XSTELOS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3439443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Fifth Avenue, Suite 2260, New York, NY	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 729-4962

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $.001 per share)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

For the purpose of reporting the following market value of the registrant’s common stock held by non-affiliates, the common stock held by the directors and executive officers of the registrant has been excluded. The aggregate market value of common stock held by non-affiliates of the registrant as of July 1, 2012, was approximately $24.2 million based on the closing price on June 29, 2012 of $1.90 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No

Number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of March 26, 2013:

24,249,825

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

XSTELOS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

PART I

Item 1.	Business

Overview

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

Prior to the Plan of Reorganization, on May 5, 2009, the stockholders of Footstar had adopted and approved the Amended Plan of Complete Dissolution and Liquidation (the “Plan of Dissolution”).

As discussed below, on April 5, 2011, Xstelos Corp. and subsidiaries (formerly Footstar Corporation and subsidiaries, the Predecessor Company), a wholly owned subsidiary of Footstar (“Xstelos Corp” and, together with Xstelos and its subsidiaries and their operations prior to the Plan of Reorganization, the “Company”), completed the CPEX Transaction (as defined below). In the CPEX Transaction, the Company acquired CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company. As a result of the CPEX Transaction, an indirect majority-owned subsidiary of Xstelos Corp merged with and into CPEX, with CPEX surviving as a wholly-owned subsidiary of FCB Holdings. FCB Holdings is owned 80.5% by Xstelos Corp and 19.5% by Ouray Holdings I AG, an investment holding company (which was the affiliate and ultimate transferee of the 19.5% interest from the original holder, together the “Investment Holding Company”). The Investment Holding Company is not affiliated with either Xstelos or Jonathan Couchman, our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer.

Following the completion of the CPEX Transaction, Footstar and Xstelos entered into the Plan of Reorganization. On May 5, 2012, Footstar finally and completely liquidated and dissolved in accordance with its Plan of Dissolution.

CPEX Pharmaceuticals, Inc. Acquisition

In August 2010, Footstar’s Board of Directors was made aware of an opportunity regarding a potential strategic transaction with CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company whose shares were traded on the Nasdaq Capital Market under the symbol “CPEX”. Substantially all of CPEX’s revenue is a royalty stream under a licensing agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) pursuant to which CPEX licenses its CPE-215® technology with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim®. Testim® is a gel for testosterone replacement therapy, which is a formulation of CPEX’s technology with testosterone. Auxilium is currently marketing Testim® in the United States, Europe and Canada.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

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

On April 5, 2011, the parties completed the CPEX Transaction pursuant to the CPEX Transaction Agreement. As a result of the CPEX Transaction, FCB Acquisition merged with and into CPEX, with CPEX surviving as a wholly owned subsidiary of FCB Holdings. The consolidated financial statements include the results of CPEX from the date of acquisition.

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

The acquisition of CPEX was accounted for as a purchase under The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805. The purchase price of approximately $76.2 million (which includes cash paid and liabilities assumed) was allocated to the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.

On April 5, 2011, in connection with the CPEX Transaction, FCB I LLC (“Borrower”), a wholly owned subsidiary of FCB Acquisition which became a wholly owned subsidiary of CPEX upon FCB Acquisition’s merger with and into CPEX, borrowed approximately $64 million under that certain Loan Agreement dated January 3, 2011 (the “Term Loan Agreement”), by and among Borrower, The Bank of New York Mellon, as Agent, and certain Lenders from time to time party thereto, in the form of a secured term loan to Borrower. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum, with a minimum LIBOR rate of 1% and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim®, a topical testosterone gel, expire, and contains customary events of default for loans of such nature. As part of the Term Loan Agreement, CPEX contributed to Borrower all of its intellectual property rights in Testim®  and rights to the royalty stream pursuant to the license agreement with Auxilium, and the loan is secured by Borrower’s interest in all such rights. Repayment of the loan is made through a waterfall arrangement whereby, if certain conditions are met, the Testim® royalty stream is distributed on a quarterly basis as follows: first to pay certain fees and expenses of Agent and Borrower, second to pay fees of the banks maintaining the accounts associated with the loan, third to pay any expenses of Agent used to protect the loan collateral and any other unreimbursed fees or expenses of Agent or any Lender, fourth to replenish any shortfall in the interest reserve (which is $2.5 million), fifth to pay interest due, sixth to pay 65% of the remaining royalty funds to Agent for the benefit of the Lenders as payment toward loan principal, and finally to Borrower for its benefit.

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

Xstelos Corp is party to a consulting and advisory agreement with the Investment Holding Company for such entity to provide certain consulting and advisory services to Xstelos Corp relating to intellectual property and other matters. The agreement provides for payment solely to the extent Xstelos Corp has received dividends from FCB Holdings, of which $8,050,000 was received by Xstelos and $1,950,000 by the Investment Holding Company in 2012. Amounts payable pursuant to the consulting and advisory agreement are to be paid into an escrow account. As of December 31, 2012, no amounts have been paid. The Company is evaluating the appropriateness of funding the escrow at this time. Pursuant to the Consulting Agreement, under certain circumstances, some or all of the Consulting Fee may be required to be made available to FCB I Holdings in anticipation of specific expenses. Under certain circumstances, pursuant to the terms of the agreement, up to six years may lapse between the filing of the consolidated tax return by Xstelos Corp relating to the period for which such consulting fee was paid and its release from escrow. Annual amounts to be paid, following receipt of such dividends pursuant to the terms of the agreement, would be $1,000,000 for 2011, $750,000 for 2012, $750,000 for 2013, $500,000 for 2014 and $250,000 for 2015 and annually thereafter through the agreement termination. The agreement terminates upon the conclusion of the monetization of CPEX’s intellectual property, subject to the terms of the agreement. The Company has accrued approximately $1.8 million as of December 31, 2012 under this agreement, and expensed approximately $0.8 million and $1.0 million for the years ended December 31, 2012 and December 31, 2011, respectively. Additionally, the Company paid approximately $67,000 of taxes on behalf of the Investment Holding Company relating to a consent dividend issued to the Investment Holding Company for which the cash is not distributed. This expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Direct acquisition costs, consisting of investment banking fees and legal fees directly related to the acquisition of CPEX of approximately $1.1 million and $1.3 million were expensed as period costs, and were not capitalized for the period ended December 31, 2011. Financing costs were not expensed as acquisition costs, but treated as loan origination costs and are included in deferred financing costs in the accompanying consolidated balance sheets and are being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and recorded as a component within non-cash interest expense. Amortization costs of approximately $245,000 and $118,000 were expensed in 2012 and 2011, respectively, leaving deferred financing costs of approximately $1.2 million as of December 31, 2012, net of accumulated amortization of $0.3 million.

The following table summarizes the components of the total consideration determined for accounting purposes under FASB ASC Topic 805 which reflect the allocation of the purchase consideration based on the fair value of the CPEX assets and liabilities acquired, as of April 5, 2011 (in thousands).

Components of consideration:
Cash paid to CPEX Pharmaceuticals, Inc. shareholders at closing	$75,443
CPEX liabilities assumed by Xstelos Corp	739
Gross consideration at closing	$76,182

Allocation of consideration
Cash	$15,964
Accounts receivable	5,851
Fixed assets	2,077
Goodwill	10,920
Fair value of other non-intangible acquired assets	1,470
Intangible assets recorded in acquisition, primarily patents and license	59,434
Net deferred tax liability	(19,534)
Total	$76,182

Licensed Product

We earn royalty revenues on sales of Testim®, a testosterone gel that incorporates our CPE-215 drug delivery technology. Patents covering CPE-215 relating to a testosterone topical formulation are licensed to Auxilium, and Testim® was launched in the U.S. in early 2003 as a testosterone replacement therapy. Testim® has been approved for marketing in Canada and 15 countries in Europe. Auxilium uses its sales force to market Testim® in the U.S. and has partnered with Paladin Labs Inc. to market the drug in Canada and with Ferring International S.A. to market the drug in Europe.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

CPEX and Auxilium are parties to a License Agreement dated May 31, 2000 pursuant to which Auxilium obtained a sole and exclusive, worldwide, royalty-bearing license (including sub-license rights) to make, have made on their behalf, use and sell anywhere in the world any and all pharmaceutical compositions which contain (A) testosterone as the single active ingredient; and (B) CPE-215 and which are covered by a valid CPEX patent, all related patents and technology. Initially this license was based solely upon the issued U.S. Patent No. 5,023,252. Since this patent expired in June 2008, Auxilium’s license is now based upon issued U.S. Patent No. 7,320,968 and the following others recently obtained: U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518. In addition, Auxilium was granted the exclusive right to enter into another license agreement to acquire rights in these patents and technology for the development of combination products, which right expires upon the termination of the original License Agreement. The License Agreement continues for an indefinite term but it is terminable by us if Auxilium fails to make timely payments and may also be terminated by either party if (i) the other party becomes insolvent, (ii) the other party fails to cure a breach within 30 days or (iii) CPEX is dissolved.

Pursuant to the terms of the Agreement, CPEX receives royalties of 12% of Auxilium’s annual net sales of Testim® in the U.S. and Canada. In the event that CPEX does not have, or does not maintain, an enforceable patent in a country in which Auxilium products are sold, the royalty rate due to CPEX from sales in that particular country reduces from the aforementioned rates to a rate in the low single-digits.

The testosterone replacement market has expanded as more baby-boomers enter middle age and more attention is focused on male hormonal deficiency and the benefits of replacement therapy. Hypogonadism, a condition in men where insufficient amounts of testosterone are produced, is thought to affect one out of every five men in the U.S. and Europe aged over 50. Symptoms associated with low testosterone levels in men include depression, decreased libido, erectile dysfunction, muscular atrophy, loss of energy, mood alterations, increased body fat and reduced bone density. This condition is currently significantly under-treated. Growing patient awareness together with education continue to spur demand for testosterone replacement therapy

Development and License Agreement with Serenity

In February 2008, CPEX entered into a Development and License Agreement with Serenity Pharmaceuticals Corporation, to develop Ser-120, a product candidate for the treatment of nocturia that utilizes CPEX’s patented intranasal drug delivery technology. Nocturia is a condition which causes an individual to wake one or more times at night to urinate. Serenity granted us a non-exclusive license to its technology and patents rights to conduct initial formulation activities under the Agreement. We granted Serenity an exclusive, sublicensable, worldwide license under United States Patent No. 7,244,703 and foreign equivalents and CPEX’s proprietary CPE-215 drug delivery technology to conduct research activities related to the development of Ser-120 and to make and sell the product. On April 1, 2010, CPEX announced that Serenity entered into a global agreement with Allergan, Inc. (“Allergan”) under which Allergan assumed our development and license agreement with Serenity. In return, we are entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120. Allergan has recently reported positive Phase 3 data for Ser-120, as well as that it will fund a confirmatory Phase 3 trial. The Investment Holding Company has raised claims with the Company that they have an 80% interest in the license agreement, as well as certain related matters. The Company is in discussions with the Investment Holding Company with respect to these matters.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Employees

As of the date of this filing, the Company had three employees, including one officer and two full time employees.

Executive Officers and Directors Of The Registrant

The following information sets forth the name, age and business experience during the past five years of the current executive officer and the directors of the Company:

Jonathan M. Couchman, 43, Class III        Director Since 2006

Mr. Couchman currently serves as Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer of the Company, and has served in such positions since the Company’s organization. Previously, Mr. Couchman served as Chairman of the Board, beginning in February 2006, President and Chief Executive Officer, beginning in January 2009, and Chief Financial Officer, beginning August 2009, of Footstar, Inc. Prior to that, on December 9, 2008, Mr. Couchman became Chief Wind-Down Officer of Footstar. Mr. Couchman has also served as a director and Chief Executive Officer of Myrexis, Inc. since January 22, 2013 and as its Chief Financial Officer since March 1, 2013. Mr. Couchman also previously served as a director of Golf Trust of America, now known as Pernix Therapeutics. Prior to that time he was a private investor and investment manager. He holds a Bachelor of Science in Finance from the California State University at Chico. Mr. Couchman’s extensive investment experience, including his M&A experience, gives him strong insight into the challenges and issues facing the Company.

Adam W. Finerman, 47, Class II Director Since 2006

Mr. Finerman has been a Partner with the law firm of Olshan Frome Wolosky LLP, based in New York City, since 1998. Mr. Finerman is an experienced corporate and securities lawyer whose practice includes expertise in proxy contests and in mergers and acquisitions. He also has extensive experience representing publicly and privately held buyers and sellers in mergers, asset acquisitions and divestitures, and stock purchase transactions. Mr. Finerman counsels corporate clients on SEC reporting requirements, other public company obligations, and corporate governance practices and related matters. His practice also includes the representation of numerous public companies in their transactional and securities work as well as general corporate advice. Mr. Finerman has served as Corporate Secretary of Forward Industries, Inc., a Nasdaq listed company, since October 2011. Mr. Finerman holds a Bachelor of Science from the Wharton School, University of Pennsylvania, a Juris Doctorate from the University of Pennsylvania School of Law and a Masters of Business Administration from the Wharton School, University of Pennsylvania. Mr. Finerman’s extensive legal experience will provide valuable insight to the board of directors.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Steven D. Scheiwe, 52, Class I Director Since 2012

Mr. Scheiwe has been the President of Ontrac Advisors, Inc., an analysis and business management services provider to public and private entities, since 2001. Mr. Scheiwe has been a director of Hancock Fabrics, Inc., a fabric retailer, since August 2008 and its Non-executive chairman since August 2009, and is a member of its audit, management review and compensation and nominating and corporate governance committees. He is also a director and member of the audit and compensation committees of FiberTower Corporation, a wireless backhaul services provider, which positions he has held since 2006; a director and member of the audit and the nominating and corporate governance committees of Primus Telecommunications Group, Inc., an integrated facilities-based communications services provider (“Primus”), which positions he has held since August 2010, and previously served as a member of Primus’s compensation committee; and also serves as a director and member of the audit and compensation committees for Washington Mutual Inc. Holding Corp (“WMIHC”) and, since February 2013, as a director of Myrexis, Inc. Mr. Scheiwe also formerly served as a director of Movie Gallery, Inc., Zemex Minerals Group, Inc., American Restaurant Group, Inc., Friedman’s, Inc., Footstar, Inc. and General Chemical Industrial Products, Inc. Mr. Scheiwe has extensive business management experience with both public and private companies. Mr. Scheiwe also has served on the boards of several additional organizations of varying sizes.

Available Information

You may read any materials filed by Xstelos with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet web site, www.sec.gov, which contains reports, proxy and information statements and other information which we file electronically with the SEC.

A copy of Xstelos’s code of business conduct and ethics is posted on the Company’s website, www.xstelos.com, and is available in print to any shareholder who requests a copy by contacting Jonathan Couchman, President and Chief Executive Officer and Chief Financial Officer, at the Company’s principal executive office set forth above.

Item 1A.	Risk factors

This Annual Report on Form 10-K contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 , as amended, and Section 21E of the Exchange Act. These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. These statements are neither promises nor guarantees. A number of important risks and uncertainties, including those identified below and those factors included in this Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements”, beginning on page 26, each of which is a risk factor and is incorporated into this Item 1A by reference, and “Recent Events”, beginning on page 10, each of which is a risk factor and is incorporated into this Item 1A by reference, as well as risks and uncertainties discussed elsewhere in this Form 10-K, could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. In addition to the above-referenced statements and factors which are set forth elsewhere in this Annual Report on Form 10-K and incorporated herein by reference, we set forth the following risks and uncertainties related to our business.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

The Company’s most significant asset is its 80.5% interest in FCB Holdings, of which CPEX is a wholly-owned subsidiary. The value of the Company’s interest in FCB Holdings is dependent in large part on the performance of CPEX. In executing our business strategy, we face significant risks and uncertainties with respect to the impact of the CPEX business on the overall value of our investment in FCB Holdings, including the following risks:

•	CPEX’s wholly-owned subsidiary has substantial indebtedness and is highly leveraged (see page 21).

•	Currently, all of CPEX’s revenues to date have been generated from royalties on Auxilium’s sales of Testim®, which may be subject to generic and branded competition in the future. Should sales of Testim® decline, CPEX revenue will decline (see page 9).

•	If CPEX’s existing patents do not afford adequate protection to it, CPEX’s competitors may be able to develop competing products (see page 12).

•	Xstelos may be unable to realize the benefits of our net operating loss carryforwards (see page 19).

Moreover, Jonathan M. Couchman, Chairman of our Board of Directors and our President and Chief Executive Officer and Chief Financial Officer, beneficially owns 11,063,578 shares of common stock and options to purchase an additional 2,500,000 shares, which represent 45.6% of the common stock of the Company, or 50.7% on an as-exercised basis. Our executive officer, directors and principal stockholders and their affiliates, own approximately 47.5% of our outstanding common stock, or 52.4% on a fully diluted basis, allowing them to exert significant influence regarding all matters submitted to our stockholders for approval.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Transfer restrictions in our Certificate of Incorporation and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Transfer restrictions in our Certificate of Incorporation could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management. Subject to certain exceptions, including prior exemption by the board of directors, our Certificate of Incorporation prohibits and makes void ab initio certain transfers of our common stock, to the extent that after giving effect to such purported transfer (i) the purported transferee would become a 4.75% or greater holder of our common stock, (ii) the ownership of a 4.75% stock holder’s common stock, prior to giving effect to the purported transfer, would be increased or (iii) the transfer creates a new “public group” under Treasury Section 1.382-2T(j)(3)(i).

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

All of CPEX’s revenues to date have been generated from royalties on Auxilium’s sales of Testim®, which may be subject to generic and branded competition in the future. Should sales of Testim® decline, CPEX revenue will decline.

All of CPEX’s revenues have been derived through royalty income from the only commercialized product utilizing CPEX’s CPE-215® technology, Testim®, which is sold by Auxilium. At the present time, CPEX has no other products. Though CPEX believes that Auxilium intends to continue commercialization of Testim®, sales of this product are subject to the following risks, among others:

•	CPE-215® Testim® pressure from existing or new competing products, including branded and generic products, that may provide therapeutic, convenience or pricing advantages over Testim® or may garner a greater share of the market;

•	the availability of reimbursement for the cost of such products and related treatment from third-party healthcare payors, such as the government, private insurance plans and managed care organizations;

•	growth of competitors in the androgen market where Testim® competes;

•	commercialization priorities of Auxilium; and

•	significant litigation costs involving Testim® as discussed below.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

The costs and expenses of these litigations are funded by FCB I LLC, a wholly-owned subsidiary of CPEX (“FCB”), and Auxilium together and are a significant expense for FCB, representing substantially all of FCB’s cash flow (after giving effect to payments pursuant to the Term Loan Agreement). In the event sufficient amounts are not available, the shareholders of FCB Holdings would consider ways to raise capital, including without limitation, through the issuance of equity or the incurrence of indebtedness.

In October 2008, CPEX and Auxilium received notice that Upsher-Smith Laboratories, Inc., or Upsher-Smith, filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its proposed testosterone gel product does not infringe CPEX’s patent covering Testim®, U.S. Patent No. 7,320,968, or the ‘968 Patent. The ‘968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ‘968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. Upsher-Smith’s paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by the manufacture, use, or sale of the product for which the ANDA was submitted. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman patent infringement lawsuit in the United States District Court for the District of Delaware against Upsher-Smith, seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium have denied in a reply to the counterclaim filed in July 2009. A patent issued by the U.S. Patent and Trademark Office, such as the ‘968 Patent, is presumed valid. As of the date of this filing, the lawsuit remains pending; however, the case was administratively closed in December of 2011 and will remain closed until further order of the Court.

On September 10, 2012, Upsher-Smith filed a complaint in the United States District Court for the District of New Jersey against Auxilium and FCB, seeking a declaratory judgment that its ANDA No. 79-178 does not infringe eight of the ten patents listed in the Orange Book as covering Testim®: U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  On October 12, 2012, Auxilium and FCB filed a motion to dismiss Upsher-Smith’s declaratory judgment complaint for lack of subject matter jurisdiction, or alternately to transfer that case to the District of Delaware.  Upsher-Smith filed its response to this motion on November 7, 2012, and Auxilium and FCB filed their reply on November 16, 2012.  On January 29, 2013, in response to the parties’ submission of letters regarding subsequent factual developments relevant to the pending motion to dismiss, the Court terminated the motion without prejudice and set forth a schedule for revised briefing to include the subsequent factual developments.  Auxilium and FCB’s revised motion to dismiss or transfer was filed, and the parties completed briefing on March 4, 2013.  On March 27, 2013, the Court granted Auxilium and FCB’s motion to dismiss without prejudice and the New Jersey action was terminated.

On January 28, 2013, Auxilium and FCB I filed a complaint in the United States District Court for the District of Delaware against Upsher-Smith for infringement of U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518.  Auxilium and FCB I filed this lawsuit in response to a notice letter, dated December 21, 2012, and sent by Upsher-Smith, regarding Upsher-Smith’s filing with the FDA of NDA No. 204399 for a generic 1% testosterone gel product.   On January 30, 2013, Upsher-Smith counterclaimed for a declaration that these patents are invalid and/or unenforceable and that Upsher-Smith’s marketing of a prescription topical gel containing testosterone would not infringe the patent.  Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Upsher-Smith, final FDA approval of Upsher-Smith’s NDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Watson’s notice letter was received (i.e., June 24, 2015) or final resolution of the pending patent infringement lawsuit.  The initial scheduling conference was held on March 7, 2013.  During the conference, Judge Robinson set a pretrial date of May 15, 2014, set trial to commence on June 3, 2014, and allowed Upsher-Smith to submit a summary judgment motion.  Judge Robinson ordered the parties to complete summary judgment briefing by May 17, 2013 and set a hearing on June 28, 2013 for argument on the summary judgment motion.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

On May 23, 2012, Auxilium and FCB filed a lawsuit against Watson Laboratories, Inc., Watson Pharmaceuticals, Inc., and Watson Pharma, Inc. (collectively, “Watson”) in the United States District Court for the District of New Jersey for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel, in response to a notice letter dated April 12, 2012 from Watson Laboratories, Inc. regarding its filing with the FDA of ANDA No. 09-1073 for a generic 1% testosterone gel product. This notice letter contains paragraph IV certifications with respect to the nine patents listed in the Orange Book as of that date as covering Testim®. (On May 15, 2012, a new composition patent covering Testim® issued and is now also listed in the Orange Book; the lawsuit covers all ten patents.) Watson filed an answer on July 6, 2012 in which it asserted counterclaims against Auxilium and FCB and sought declaratory judgments that each of the ten FCB patents are invalid or are not infringed by Watson’s proposed generic 1% testosterone gel product. Auxilium and FCB’s reply to Watson’s counterclaims was filed on July 30, 2012. This case is presently in the early stages of fact discovery. In October 2012, Auxilium and FCB disclosed to Watson the claims they assert are infringed by Watson and Watson served its invalidity and noninfringement contentions on Auxilium and FCB. In December 2012, Auxilium and FCB responded to Watson’s invalidity contentions and served their infringement contentions and in February 2013, Watson sought court permission to amend and add to its invalidity contentions which Auxilium and FCB intend to oppose. In February 2013, the parties exchanged preliminary claim constructions and identified evidence in support of their respective proposed claim constructions and in opposition to the opposing party’s proposed claim constructions. The parties will file opening claim construction briefs on April 11, 2013 and will file responsive claim construction briefs on June 6, 2013. A trial date has not yet been set. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Watson, final FDA approval of Watson’s ANDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Watson’s notice letter was received (i.e., October 14, 2014) or final resolution of the pending patent infringement lawsuit.

Testim® royalty income is dependent upon the ability of FCB to maintain its intellectual property covering Testim®. Should FCB be unable to maintain its intellectual property position covering Testim®, royalty income would be impaired.

Besides Testim, at present, CPEX is only party to one other license agreement utilizing its CPE-215® technology.

At the present time the only marketed product using CPEX’s CPE-215® technology is Testim®. Ser-120®, a product candidate for the treatment of nocturia is currently in Phase 3 trials utilizing CPEX patented intranasal drug delivery technology licensed to Allergan, Inc. No further products are in development at the present time, and unless CPEX finds a partner interested in licensing its CPE-215® technology, no further products will be developed.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

CPEX might not be able to out-license any of its other patents

Besides the Testim® and CPE-215® technology patents, CPEX has other patents available for licensing. However, CPEX might not be able to find a partner interested in licensing any of the technologies covered by CPEX patents, in which case CPEX revenue will be limited to royalty income from Testim, and any potential future royalty income from the Ser-120® product candidate currently in Phase 3 trials utilizing the CPEX patented intranasal drug delivery technology licensed to Allergan, Inc

If CPEX is unable to meet its responsibilities under any of its agreements, it may lose potential business and be subject to penalties and other damages.

CPEX has a licensing agreement with Auxilium pursuant to which CPEX licenses its CPE-215® with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim®. This royalty stream is CPEX’s only source of current revenue. If CPEX does not maintain adequate patent protection for Testim®, the royalty rate due to CPEX would be reduced to 2%. To date CPEX has not experienced a reduction in the royalty rate due to loss of patent protection and CPEX recently obtained patents that cover the application of testosterone with CPE-215® in the U.S. and in foreign countries that continue through 2023.

Disputes may arise with respect to certain of CPEX’s development agreements regarding the development and commercialization of products, which incorporate its intellectual property. These disputes could lead to delays in commercialization of products incorporating CPEX’s technologies or termination of the agreements.

If CPEX’s existing patents do not afford adequate protection to it, CPEX’s competitors may be able to develop competing products.

The basic patent disclosing and claiming CPE-215® technology expired in the U.S. in June 2008 and most foreign markets in 2006. The patent also expired in Canada in 2010. CPEX has filed applications in many countries that cover the application of testosterone with CPE-215®. Patents for the application of testosterone with CPE-215® have been issued to CPEX in various countries, including the U.S., Canada and Europe that continue through 2023. As such, CPEX does not anticipate a significant impact from the expiration of the basic CPE-215® patent on the current Testim® royalty rates due to CPEX if CPEX’s patents do not afford adequate protection to CPEX or its licensees, its competitors may be able to use information from CPEX’s expired patents to develop, manufacture and market products that compete with CPEX’s products.

CPEX’s patent positions and intended proprietary or similar protections are uncertain.

CPEX has filed a number of patent applications and has been granted licenses to, or has acquired, a number of patents. CPEX cannot be assured, however, that any of its issued or licensed patents will afford adequate protection to CPEX or its licensees. Furthermore, prosecuting an infringement claim is expensive and time consuming, and the outcome is unpredictable. CPEX cannot determine the ultimate scope and validity of patents that are now owned by or may be granted to third parties, the extent to which CPEX may wish, or be required, to acquire rights under such patents or the cost or availability of such rights. In the event that patent protection for technologies expire, or are not extended, revenues derived from such technologies may be reduced significantly.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Competitors may interfere with CPEX’s patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to CPEX. Competitors also may claim that CPEX is infringing their patents, interfering with or preventing the use of their technologies. Competitors also may contest CPEX’s patents by showing the patent examiner that the invention was not original, was not novel or was obvious. A competitor could claim that CPEX’s issued patents are not valid for a variety of other reasons as well.

CPEX also has relied on trade secrets and unpatented proprietary technologies in the development of its products. CPEX cannot be assured that others will not independently develop the same or similar technologies or obtain access to its proprietary technologies. It is unclear whether CPEX’s trade secrets will be protected under law. While CPEX uses reasonable efforts to protect its trade secrets, its employees or consultants may unintentionally or willfully disclose its information to competitors. CPEX’s employees and consultants with access to its proprietary information have entered into or are subject to confidentiality arrangements with it and have agreed to disclose and assign to it any ideas, developments, discoveries and inventions that arise from their activities for it. CPEX cannot be assured, however, that others may not acquire or independently develop similar technologies or, if effective patents in applicable countries are not issued with respect to CPEX’s products or technologies, that it will be able to maintain information pertinent to such research as proprietary technologies or trade secrets. Enforcing a claim that another person has illegally obtained and is using CPEX’s trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, CPEX may be subject to the jurisdiction of courts outside the U.S., some of which may be less willing to protect trade secrets.

Products using CPEX technology may not achieve commercial success.

CPEX is unable to predict whether any of its out-licensed product candidates will receive regulatory approvals or be successfully developed, manufactured or commercialized. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time periods before commercialization of any of these products are long and uncertain. Risks during development include the possibility that:

•	any or all of the proposed products will be found to be ineffective;

•	the proposed products will have adverse side effects or will otherwise fail to receive necessary regulatory approvals;

•	the proposed products may be effective but uneconomical to market; or

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

•	other pharmaceutical companies may market equivalent or superior products.

If medical doctors do not prescribe CPEX’s products or the medical profession does not accept CPEX’s products, its ability to maintain its revenues will be limited.

CPEX’s business is dependent on market acceptance of its products by physicians, hospitals, pharmacists, patients and the medical community. Willingness to prescribe CPEX’s products depends on many factors, including:

•	perceived efficacy of its products;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	availability of alternative treatments;

•	cost effectiveness;

•	effectiveness of marketing strategy and the pricing of products;

•	publicity concerning CPEX’s products or competing products; and

•	ability to obtain or maintain third-party coverage or reimbursement.

CPEX relies on strategic partners to develop, conduct clinical trials and commercialize products that use its drug delivery technology.

CPEX is dependent on third parties to develop formulations, conduct clinical trials, and to commercialize products incorporating its technologies. Arrangements with strategic partners may be established through a single comprehensive agreement or may evolve over time through a series of discrete agreements, such as letters of intent and license agreements. CPEX cannot be assured that it will be able to establish such strategic partnerships on favorable terms or at all or that any agreement entered into with a strategic partner will lead to further agreements or ultimately result in commercialization of a product.

CPEX’s only product is Testim®, which is licensed to and sold by Auxilium. CPEX has a licensing agreement with Auxilium pursuant to which CPEX licenses its CPE-215® with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim®. We are responsible for preparing, prosecuting and maintaining the Testim® patents. In the event that we do not have, or do not maintain an enforceable patent in a country in which Auxilium products are sold, the royalty rate due to us from sales in that particular country reduces from the aforementioned rates to a rate in the low single-digits. This royalty stream is CPEX’s only source of current revenue. The license arrangement continues for an indefinite term but it is terminable by CPEX if Auxilium fails to make timely payments and may also be terminated by either party if (i) the other party becomes insolvent, (ii) the other party fails to cure a breach within 30 days or (iii) CPEX is dissolved.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

If any of CPEX’s product candidates for which its strategic partners receives regulatory approval do not achieve broad market acceptance, the potential revenues that CPEX may generate from their sales will be limited.

The commercial success of CPEX’s product candidates for which its strategic partners obtains marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and coverage and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of CPEX’s approved products will depend on a number of factors, including:

•	limitations or warnings contained in a product’s FDA-approved labeling;

•	changes in the standard of care for the targeted indications for either of CPEX’s productcandidates could reduce the marketing impact of any superiority claims that CPEX strategic partners could make following FDA approval;

•	limitations inherent in the approved indication for either of CPEX’s product candidates compared to more commonly-understood or addressed conditions; and

•	potential advantages over, and availability of, alternative treatments.

CPEX’s strategic partners ability to effectively promote and sell its product candidates will also depend on pricing and cost effectiveness, including its ability to produce a product at a competitive price and its ability to obtain sufficient third-party coverage or reimbursement. The strategic partners will also need to demonstrate acceptable evidence of safety and efficacy as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with CPEX product candidates. If CPEX product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, CPEX may not generate significant revenue from these products. In addition, CPEX’s strategic partners efforts to educate the medical community and third-party payors on the benefits of its product candidates may require significant resources and may never be successful.

Pharmaceutical pricing, changes in third-party reimbursement and governmental mandates are uncertain and may adversely affect CPEX.

Successful commercialization of CPEX’s products may depend on the availability of reimbursement for the cost of such products and related treatment from third-party healthcare payors, such as the government, private insurance plans and managed care organizations. Third-party payors are increasingly challenging the price of medical products and services. Such reimbursement may not be available for CPEX’s products at all or for the duration of the recommended treatment with a drug, which could materially adversely affect CPEX’s strategic partners, ability to commercialize that drug. The increasing emphasis on managed care in the U.S. continues to increase the pressure on pharmaceutical pricing. Some governmental agencies can compel companies to continue to produce products that are not profitable for the company due to insufficient supply. In the U.S., there have been a number of federal and state proposals to implement similar government controls. CPEX anticipates that there will continue to be a number of proposals in the U.S., as has been the case in many foreign markets. The announcement or adoption of such proposals could adversely affect CPEX. Further, CPEX’s strategic partners, ability to commercialize its products may be adversely affected to the extent that such proposals materially adversely affect the business, financial condition and profitability of companies that are prospective strategic partners.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

The cost of healthcare in the U.S. and elsewhere continues to be a subject of investigation and action by various governmental agencies. Certain resulting legislative proposals may adversely affect CPEX. For example, governmental actions to further reduce or eliminate reimbursement for drugs may directly diminish markets for CPEX products. In addition, legislative safety and efficacy measures may be invoked that lengthen and increase the costs of drug approval processes. Further, social, economic and other broad policy legislation may induce unpredictable changes in the healthcare environment. If any of these measures are enacted in some form, they may have a material adverse effect on CPEX’s results of operations.

Any of CPEX’s products candidates may fail or be delayed in clinical trials.

Any human pharmaceutical product developed by a strategic partner of CPEX’s would require clearance by the FDA for sales in the United States and by comparable regulatory agencies for sales in other countries. The process of conducting clinical trials and obtaining FDA and other regulatory approvals is expensive, takes several years and cannot be assured of success. In order to obtain FDA approval of any new product candidates using CPEX’s technologies, a New Drug Application, or a NDA, must be submitted to the FDA demonstrating that the product candidate, based on preclinical research, animal studies and human clinical trials, is safe for humans and effective for its intended use. Positive results from preclinical studies and early clinical trials do not ensure positive results in more advanced clinical trials designed to permit application for regulatory approval. CPEX’s product candidates may suffer significant setbacks in clinical trials, even in cases where earlier clinical trials show promising results. Any of CPEX’s new product candidates may produce undesirable side effects in humans that could cause CPEX strategic partners or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. CPEX strategic partners, the FDA or other regulatory authorities, may suspend CPEX’s strategic partners clinical trials at any time if it or they believe the trial participants face unacceptable health risks or if they find deficiencies in any of the regulatory submissions for the product candidate. Other factors that can cause delay or terminate clinical trials include:

•	slow or insufficient patient enrollment;

•	slow recruitment and completion of necessary institutional approvals at clinical sites;

•	longer treatment time required to demonstrate efficacy;

•	lack of sufficient supplies of the product candidate;

•	adverse medical reactions or side effects in treated patients;

•	lack of effectiveness of the product candidate being tested;

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

•	regulatory requests for additional clinical trials; and

•	instability of the pharmaceutical formulations.

A delay or termination of any of CPEX’s strategic partners clinical trials may have a material adverse effect on CPEX’s results of operations.

Regulatory approvals must be maintained for products incorporating CPEX’s technology and, if approvals are withdrawn, commercialization of these products must be suspended or abandoned.

Government regulations in the United States and other countries have a significant impact on CPEX’s business and affect the research, development and marketing of products incorporating its technology. In the United States and other countries, governmental agencies have the authority to regulate the distribution, manufacture and sale of drugs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and/or criminal prosecution. In addition, governmental regulations may be established that could modify or rescind regulatory approval of CPEX’s products.

CPEX Drug delivery technologies faces intense competition and others might develop superior products.

Testim®, CPEX’s sole commercial product, faces substantial competition from AndroGel®, marketed by Abbott Laboratories, Axiron®, marketed by Lilly USA, LLC, Androderm®, marketed by Watson Pharmaceuticals, Inc., and Fortesta, marketed by Endo Health Solutions Inc.

The competitive position of CPEX’s drug delivery technologies is subject to the possible development by others of superior technologies. Other drug delivery technologies, including oral and injection methods, have wide acceptance, notwithstanding certain drawbacks, and are the subject of improvement efforts by other entities having greater resources. In addition, CPEX’s drug delivery technologies are limited by the number and commercial magnitude of drugs with which they can successfully be combined.

CPEX may incur substantial liabilities and may be required to limit commercialization of its products in response to product liability claims.

The testing and marketing of pharmaceutical products entails an inherent risk of product liability. CPEX may be held liable to the extent that there are any adverse reactions from the use of its products. CPEX’s products involve new methods of delivery for drugs, some of which may require precautions to prevent unintended use, especially since they are designed for patients’ self-use rather than being administered by medical professionals. The FDA may require CPEX strategic partners to develop a comprehensive risk management program for its products. The failure of these measures could result in harmful side effects or death. As a result, consumers, regulatory agencies, pharmaceutical companies or others might make claims against CPEX or Xstelos. If CPEX or Xstelos cannot successfully defend themselves against product liability claims, they may incur substantial liabilities, lose market share or be required to limit commercialization of CPEX’s products.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Regardless of merit or eventual outcome, liability claims may result in:

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	decreased demand for CPEX product candidates;

•	impairment of CPEX business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize CPEX product candidates.

CPEX’s inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could inhibit or prevent the commercialization of pharmaceutical products CPEX develops alone or with corporate collaborators. CPEX maintains $10.0 million in product liability and clinical trials insurance in the U.S.. While management believes this insurance is reasonable coverage for its historical clinical trials, CPEX cannot be assured that any of this coverage will be adequate to protect it in the event of a claim. CPEX, or any corporate collaborators, may not be able to obtain or maintain insurance at a reasonable cost, if at all. Even if CPEX’s agreements with any future corporate collaborators entitle CPEX to indemnification against losses, such indemnification may not be available or adequate if any claim arises.

The discovery of any new side effects or negative efficacy findings for CPEX’s products could significantly harm CPEX’s business.

While the safety of CPEX’s products has been, is being, and will be extensively studied in clinical trials there can be no assurance that new or more serious side effects or negative efficacy findings may not be discovered based on long term safety and efficacy studies or required reporting of adverse events regarding any of CPEX’s products after each such product has been marketed, any of which could severely harm CPEX’s business and result in one or more of the following regulatory events:

•	a voluntary or involuntary recall or market withdrawal of the applicable product;

•	labeling changes such as restriction on intended uses, additional contraindications, warnings, precautions, or adverse reactions that would limit the applicable product’s market potential;

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

•	a “boxed” warning on the label;

•	imposition of post-marketing surveillance studies or risk management programs;

•	distribution restrictions; and

•	adverse publicity.

In addition, one or more of the above factors would also have the potential to negatively impact regulatory registrations for the applicable product in other countries.

As with many pharmaceutical products, the use of Testim® sometimes under certain circumstances produces undesirable side effects or adverse reactions or events, which are referred to collectively as “adverse events.” For the most part, these adverse events are known, are expected to occur at some frequency and are described in the products’ labeling. Possible adverse events of Testim® include potential harm to women, infants and children (Testim® is not intended for use in women, infants or children), potentiation of enlargement of prostate gland, possible increased risk of prostate cancer, lowered sperm count, swelling of ankles, feet or body (with or without heart failure), enlarged or painful breasts, sleep apnea, blood clots in legs, skin irritation, increased red blood cell count, headache and increased blood pressure.

Our executive officers, directors and principal stockholders will have significant influence regarding all matters submitted to our stockholders for approval.

Jonathan M. Couchman, our Chairman and Chief Executive Officer, beneficially owns 11,063,578 shares of common stock and options to purchase an additional 2,500,000 shares at $0.35 per share, which represents 45.7% of the common stock of Xstelos, or 50.8% on a fully diluted basis. Our executive officers, directors and principal stockholders and their affiliates, beneficially own approximately 47.5% of our outstanding common stock, or 52.4% on a fully diluted basis, allowing them to exert significant influence regarding all matters submitted to our stockholders for approval. For example, these persons, if they choose to act together, will exercise significant influence with respect to the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

We may be unable to realize the benefits of our net operating loss carryforwards.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Deferred Tax Assets,” we currently have significant deferred tax assets resulting from net operating loss carryforwards. Our ability to use these tax benefits in future years depends upon the amount of our otherwise taxable income, among many other factors and conditions.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Also, if we underwent an ownership change, we or a successor might be unable to use all or a significant portion of our net operating loss to offset taxable income. In order to avoid an adverse impact on our ability to utilize our net operating losses for federal income tax purposes, our Charter includes restrictions on the purchase of greater than 4.75% of our common stock by a group, within the meaning of Section 382 of the Internal Revenue Code and any such purchase will be treated as void ab initio. These restrictions are intended to prevent an ownership change within the meaning of Section 382 of the Internal Revenue Code from occurring.

Our financial results may suffer if we have to write-off goodwill or intangible assets.

A significant portion of our total assets consist of goodwill and intangible assets in connection with the acquisition of CPEX and related licensing agreement with Auxilium for Testim®. Goodwill and intangible assets, net of accumulated amortization, accounted for 54.8% of the total assets on our consolidated balance sheet as of December 31, 2012. We may not be able to realize the value of our goodwill or intangible assets. We evaluate on a regular reporting basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

Future legislation may result in Xstelos being unable to realize the tax benefits of the NOLs.

It is possible that legislation or regulations will be adopted that would limit Xstelos’s ability to use the tax benefits associated with the NOLs. However, Xstelos is not aware of any proposed changes in the tax laws or regulations that would materially impact the ability of Xstelos to use the NOLs.

The IRS could challenge the amount of the NOLs or claim that Xstelos experienced an ownership change, which could reduce the amount of NOLs that Xstelos can use.

The amount of the NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge Xstelos’s view of the amount of its NOLs, which could result in an increase in the liability of Xstelos in the future for U.S. income taxes.

We (or one or more of our subsidiaries) will likely be considered a “personal holding company” and may be required to pay personal holding company taxes, which would have an adverse effect on our cash flows, results of operations and financial condition.

The Internal Revenue Service Code requires any company that qualifies as a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company qualifies as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income. As a personal holding company, our undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at a rate of 20.0% under current law.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Whether or not we or any of our subsidiaries are classified as personal holding companies for the year ending December 31, 2012 or in future years will depend upon the amount of our personal holding company income and the percentage of our outstanding common stock that is beneficially owned by our major stockholders. The payment of personal holding company taxes in the future, if any, would have an adverse effect on our cash flows, results of operations and financial condition.

CPEX’s wholly-owned subsidiary has substantial indebtedness and is highly leveraged.

FCB I LLC, or FCB LLC or the Borrower, a wholly-owned subsidiary of CPEX, borrowed approximately $64 million in the form of a secured term loan to FCB I LLC in connection with the acquisition of CPEX. The term loan bears interest at “LIBOR” plus 16% per annum, with a minimum LIBOR rate of 1%, and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim® expire, and contains customary events of default for loans of such nature. A substantial portion of future cash flow, if any, will be dedicated to the payment of principal and interest on FCB I LLC’s indebtedness, and may not be sufficient to fund CPEX’s projected cash needs. CPEX may not be able to access additional sources of financing, if needed, on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of financing to fund the repayment of its debt could adversely affect CPEX’s financial condition and ability to make payments on its debt.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

On April 27, 2012 the Company signed a purchase agreement and sold its Mahwah Real Estate to a third party buyer for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million. The Mahwah Real Estate was recorded at the lesser of costs or net realizable value at December 31, 2011.

The Company, through its investment in FCB I Holdings, owns the Exeter Real Estate, which is a 16,434 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire. It is located approximately 50 miles north of Boston, Massachusetts. The Company is currently leasing the Exeter property and is not marketing this property for sale.

In November 2011, Xstelos Corp entered into a 5-year lease for executive office space in New York, New York at an annual expense of approximately $99,000.

Item 3.	Legal Proceedings

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

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Thom McAn: In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $0.7 million as of the date of this filing, although the Company believes that there has been a novation of its obligations under such lease and may bring litigation to have a court finally determine such issue. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

Watson Laboratories, Inc.

On May 23, 2012, Auxilium Pharmaceuticals, Inc. (“Auxilium”) and FCB I LLC (“FCB”) filed a lawsuit against Watson Laboratories, Inc.; Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, “Watson”) for infringement of FCB’s ten patents listed in the U.S. Food and Drug Administration’s (“FDA’s”) Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) as covering Testim® 1% testosterone gel.  The lawsuit was filed in the United States District Court for the District of New Jersey.

Auxilium and FCB filed this lawsuit in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. regarding its filing with the FDA of ANDA No. 09-1073 for a generic 1% testosterone gel product.  This letter also stated that ANDA No. 09-1073 contained Paragraph IV certifications, under 21 U.S.C. Section 355(j) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”), with respect to the nine patents listed in the Orange Book on that date as covering Testim®: U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  On May 15, 2012, a new composition patent covering Testim® issued.  This patent is now also listed in the Orange Book and was included in the patent infringement lawsuit filed against Watson.  In total, ten Testim® patents are now listed in the Orange Book and will expire at various dates ranging from July 21, 2023 through January 18, 2025.

On July 6, 2012, Watson filed its answer to the patent infringement complaint filed by Auxilium and FCB.  Watson also asserted counterclaims against Auxilium and FCB, which seek declaratory judgments that each of the ten patents-in-suit are invalid or are not infringed by Watson’s proposed generic 1% testosterone gel product.  Auxilium and FCB’s reply to Watson’s counterclaims was filed on July 30, 2012.  On July 30, 2012, the parties entered into a stipulation wherein Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. were dismissed without prejudice from this lawsuit and agreed to be bound by any stipulation, judgment, order, or decision rendered as to Watson Laboratories, Inc., including any appeals and any order granting preliminary or permanent injunctive relief against Watson Laboratories, Inc.

This case is presently in the early stages of fact discovery.  On October 22, 2012, Auxilium and FCB disclosed to Watson the claims from all ten patents-in-suit they assert are infringed by Watson.  On October 29, 2012, Watson served its invalidity and noninfringement contentions on Auxilium and FCB.  On December 13, 2012, Auxilium and FCB responded to Watson’s invalidity contentions and served their infringement contentions.  On February 28, 2013, Watson filed a letter with the court, seeking permission to amend its invalidity contentions to add additional contentions.  Auxilium and FCB oppose Watson’s request and are presently preparing their response to Watson’s letter.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Claim construction proceedings have recently begun.  On February 8, 2013, the parties exchanged preliminary claim constructions and identified evidence in support of their respective proposed claim constructions.  On February 22, 2013, the parties identified evidence in opposition to the opposing party’s proposed claim constructions.  On March 8, 2013, the parties filed a Joint Claim Construction and Prehearing Statement.  The parties will file opening claim construction briefs on April 11, 2013 and will file responsive claim construction briefs on June 6, 2013.  A trial date has not yet been set.

Auxilium and FCB remain committed to protecting their intellectual property rights, including their patent protection for Testim®.  Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Watson, final FDA approval of Watson’s ANDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Watson’s notice letter was received (i.e., October 14, 2014) or final resolution of the pending patent infringement lawsuit.

Upsher-Smith Laboratories, Inc.

On December 4, 2008, CPEX Pharmaceuticals, Inc. (“CPEX”) and Auxilium filed a lawsuit against Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) for infringement of U.S. Patent No. 7,320,968 (“the ‘968 patent”), which is listed in FDA’s Orange Book as covering Testim® 1% testosterone gel and which was assigned to CPEX at that time.  The lawsuit was filed in the United States District Court for the District of Delaware.

CPEX and Auxilium filed this lawsuit in response to a notice letter, dated October 22, 2008 and sent by Upsher-Smith, regarding Upsher-Smith’s filing with the FDA of ANDA No. 79-178 for a generic 1% testosterone gel product.  This letter also stated that Upsher-Smith’s ANDA contained a Paragraph IV certification with respect to the ‘968 patent.  On February 27, 2009, Auxilium filed a Citizen Petition with the FDA, requesting that the FDA withhold approval of Upsher-Smith’s ANDA No. 79-178 and that the FDA require Upsher-Smith to conduct additional clinical studies related to the safety and efficacy of its proposed generic 1% testosterone gel product.  On August 26, 2009, the FDA granted Auxilium’s citizen petition in part, and stated that additional clinical testing would need to be conducted by Upsher-Smith before its proposed 1% testosterone gel product could be approved by the FDA.  On December 13, 2011, the lawsuit pending in the District of Delaware was administratively closed by the court.

On September 10, 2012, Upsher-Smith filed a complaint in the United States District Court for the District of New Jersey against Auxilium and FCB, seeking a declaratory judgment that its ANDA No. 79-178 does not infringe eight of the ten patents listed in the Orange Book as covering Testim®: U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  On October 12, 2012, Auxilium and FCB filed a motion to dismiss Upsher-Smith’s declaratory judgment complaint for lack of subject matter jurisdiction, or alternately to transfer that case to the District of Delaware.  Upsher-Smith filed its response to this motion on November 7, 2012, and Auxilium and FCB filed their reply on November 16, 2012.  On January 29, 2013, in response to the parties’ submission of letters regarding subsequent factual developments relevant to the pending motion to dismiss, the Court terminated the motion without prejudice and set forth a schedule for revised briefing to include the subsequent factual developments.  Auxilium and FCB’s revised motion to dismiss or transfer was filed, and the parties completed briefing on March 4, 2013.  On March 27, 2013, the Court granted Auxilium and FCB’s motion to dismiss without prejudice and the New Jersey action was terminated.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

On January 28, 2013, Auxilium and FCB I filed a complaint in the United States District Court for the District of Delaware against Upsher-Smith for infringement of U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518.  Auxilium and FCB I filed this lawsuit in response to a notice letter, dated December 21, 2012, and sent by Upsher-Smith, regarding Upsher-Smith’s filing with the FDA of NDA No. 204399 for a generic 1% testosterone gel product.   On January 30, 2013, Upsher-Smith counterclaimed for a declaration that these patents are invalid and/or unenforceable and that Upsher-Smith’s marketing of a prescription topical gel containing testosterone would not infringe the patent.  Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Upsher-Smith, final FDA approval of Upsher-Smith’s NDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Watson’s notice letter was received (i.e., June 24, 2015) or final resolution of the pending patent infringement lawsuit.  The initial scheduling conference was held on March 7, 2013.  During the conference, Judge Robinson set a pretrial date of May 15, 2014, set trial to commence on June 3, 2014, and allowed Upsher-Smith to submit a summary judgment motion.  Judge Robinson ordered the parties to complete summary judgment briefing by May 17, 2013 and set a hearing on June 28, 2013 for argument on the summary judgment motion.

As with the Watson litigation discussed above, Auxilium and FCB remain committed to protecting their intellectual property rights, including their patent protection for Testim.®

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market For The Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases Of Equity Securities

Our common stock, XTLS, is quoted on the OTC Markets. Prices shown below reflect the quarterly high and low bid quotations for the common stock as reported on the OTCBB System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions and have been adjusted for dividends. As of March 26, 2013, there were 2,373 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various banks and brokerage firms).

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Information concerning the high and low closing bid quotations of our common stock is set forth below:

	HIGH	LOW
2011
First Quarter	$1.00	$0.40
Second Quarter	$0.95	$0.72
Third Quarter	$0.85	$0.65
Fourth Quarter	$0.78	$0.58
2012
First Quarter	$1.20	$0.62
Second Quarter	$1.71	$1.14
Third Quarter	$1.84	$1.41
Fourth Quarter	$1.80	$1.37

The Company has experienced significant losses in the United States, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules and regulations promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. To the extent that the net operating losses do not otherwise become limited, the Company believes that it may be able to utilize a portion of such losses and, therefore, these net operating losses could be a substantial asset to the Company. The use of such losses, however, is not assured and under many circumstances may be unlikely. For example, if the Company experiences an “ownership change” as defined in Section 382 of the Internal Revenue Service Code, the Company’s ability to use the net operating losses could be severely limited. See “Item 1A. Risk Factors – We likely will be unable to realize the benefits of our net operating loss carryforwards.”

Subject to certain exceptions, including prior exemption by Xstelos’s board of directors, Xstelos’s Certificate of Incorporation prohibits and makes void ab initio certain transfers of its common stock, to the extent that after giving effect to such purported transfer (i) the purported transferee would become a 4.75% or greater holder of its common stock, (ii) the ownership of a 4.75% stockholder's common stock, prior to giving effect to the purported transfer, would be increased or (iii) the transfer creates a new "public group" under Treasury Section 1.382-2T(j)(3)(i).

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	2,500,000	$0.35	--

Total	2,500,000	$0.35	--

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

Included in Mr. Couchman’s original stock option agreement of March 15, 2010, is a provision that the Board of Directors is required to adjust the agreement to reflect certain changes, including the declaration of cash dividends. On November 21, 2011, based on the Board of Directors declaration of a special cash distribution of $0.05 per share of the Company’s common stock on October 7, 2010, the Company’s Board of Directors reduced Mr. Couchman’s exercise price by $0.05 in accordance with the terms of the initial grant, from $0.40 to $0.35. No other terms of the options were modified. On December 28, 2012, the Company paid a dividend of $.30 per share of the Company’s common stock. The Board of Directors is evaluating an adjustment to the agreement as required and described above.

On March 15, 2010, the Company issued shares of common stock having an aggregate fair value of $500,000 on the grant date, or 2,173,913 shares, to Jonathan M. Couchman, in lieu of any cash compensation for base salary for Mr. Couchman’s services as President and Chief Executive Officer and Chief Financial Officer for the twelve months commencing March 1, 2010. As these shares vested over a fiscal one year service period, the Company recognized expense of approximately $83,000, for year ended December 31, 2011.

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

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Mr. Finerman, a non-employee director of the Company, elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2012 in shares of restricted stock in lieu of cash compensation for service as a director in 2012 to which he would otherwise have been entitled. On April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013, 10,965, 6,579, 7,576, and 7,576 shares of Footstar common stock, respectively, having an aggregate fair value of $12,500 on each grant date, were issued to Mr. Finerman for service as a director in 2012. The $12,500 value of the January 2, 2013 issuance is related to the fourth quarter of 2012 and is included in accrued expenses in the accompanying balance sheet as of December 31, 2012.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our common stock during the 2012 fiscal year.

Issuer Purchases of Equity Securities

The Company repurchased and cancelled 35,100 shares of our common stock during 2012.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances.

Because the information in this Annual Report on Form 10-K is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future. Actual results, operations, performance, events, plans and expectations may differ materially from our current expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, and results of operations, liquidity and prospects. Additionally, we do not plan to update any of our forward-looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Annual Report on Form 10-K, other than as included in our future required SEC filings, or as may otherwise be legally required.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

OVERVIEW

The following points highlight the Company’s operations, cash flows and financial position for the year ended December 31, 2012:

•	As of December 31, 2012, the Company had $16.7 million of cash, excluding restricted cash

RESULTS OF OPERATIONS

The selected financial data below should be read in conjunction with our audited financial statements (and notes thereon).

	2012	2011
		(Predecessor Company)
Royalty revenue	$28,726	$19,350
Selling, general and administrative expense	6,352	7,053
Depreciation and amortization	4,102	3,010
Total operating expenses	10,454	10,063
Operating income	18,272	9,287
Other expense, net	(2,940)	(8,680)
Earnings from continuing operations before income taxes	15,332	607
Net earnings attributable to the non-controlling interest	2,145	884
Net earnings attributable to controlling interest	$34,003	$20,526

Royalty Revenue

Royalty revenue increased $9.4 million, or 48.5% to $28.7 million for the year ended December 31, 2012 compared with $19.4 million for the period April 5, 2011 (the date of the CPEX acquisition) to December 31, 2011. The increase is due, in part, to increased sales volume by Auxilium of Testim®, on which royalty revenue is earned and also due to the comparison of twelve months in 2012 and nine months in 2011.

General and Administrative Expenses

General and administrative expenses decreased $0.7 million, or 9.9% to $6.4 for the year ended December 31, 2012 compared with $7.1 million for the year ended December 31, 2011. The decrease is predominately due to higher compensation costs and legal and professional expense in 2011 related to the acquisition of CPEX, partially offset by higher legal expense relating to the Watson litigation in 2012, and also due to the comparison of twelve months in 2012 and nine months in 2011.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Depreciation and Amortization

Depreciation and amortization expense increased $1.1 million, or 36.2% to $4.1 million for the year ended December 31, 2012 compared with $3.0 million for the year ended December 31, 2011. This increase is primarily due to amortization expense of intangible assets comprised of CPEX’s patents and related license agreement associated with Testim®, as CPEX was purchased on April 5, 2011, and additional depreciation expense for assets held in use, previously not depreciated, as they were classified as assets held for sale, prior to the second quarter 2012,

Operating Income

Operating income increased $9.0 million, or 96.7% to $18.3 million for the period ended December 31, 2012 compared with $9.3 million for the period ended December 31, 2011, primarily due to increased royalty revenue and decreased legal and professional expenses, offset by greater depreciation and amortization, as described above.

Other expense, net

Interest expense increased $1.7 million, or 19.5% to $10.4 million for the period ended December 31, 2012 compared with $8.7 million for the period ended December 31, 2011. This increase is due to the fact that 2011 only included nine months of interest expense, partially offset by lower annual interest expense in 2012 associated with a lower principal loan balance during 2012.

The Company recognized a loss in market value of approximately $0.1 million due to the reduction in the stock price per share of its marketable security.

On April 27, 2012, the Company sold its Mahwah Real Estate for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of $7.7 million.

In June 2012, the Company signed a five year lease of its Exeter Real Estate. As a result of preparing the building for this lease, management disposed of approximately $135,000 of furniture and equipment that were stored in the Exeter building, and recorded a corresponding loss. The Company recorded a loss from the sale of equipment of approximately $9,000.

Income Tax

The Company reversed the previously recorded valuation allowance resulting in a tax benefit of approximately $20.0 million during the year ended December 31, 2012. This decision was based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011 and an analysis of its potential future performance.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Non-controlling Interest

Net income attributable to the 19.5% non-controlling interest in CPEX Pharmaceuticals increased $1.2 million, or 133.3% to $2.1 million for the year ended December 31, 2012 compared to $0.9 million for period April 5, 2011 to December 31, 2011.

Net Earnings Attributable to Controlling Interest

Net income increased $13.5 million, or 65.7% to $34.0 million for the year ended December 31, 2012 compared to $20.5 million for the period April 5, 2011 to December 31, 2011.

Liquidity and Capital Resources

At December 31, 2012, the Company had cash and cash equivalents of approximately $19.2 million, which, along with the royalties from Testim® pursuant to the licensing agreement with Auxilium, we believe will be sufficient to fund our operations and our cash requirements for the next twelve months, and beyond. Our cash includes balances maintained in commercial bank accounts. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products currently under development or sales of debt or equity securities.

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

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

As of December 31, 2012 accounts receivable, consisting of a royalty receivable, totaled $7.2 million. These receivables all are generally collected within three months after the respective calendar quarter.

Net cash provided by operating activities for the year ended December 31, 2012 was $13.9 million, directly related to net earnings of $36.1 million, adding $4.1 million of amortization, which was partially offset by $7.7 million gain on sale of real estate and $20.0 million deferred tax benefit, and increased by $1.4 million due to other miscellaneous items. Net cash provided by operating activities for the year ended December 31, 2011 was $5.7 million, primarily consisting of net earnings of $21.4 million, adding $3.0 million of depreciation and amortization, which was partially offset by a $19.5 million deferred tax benefit, and increased by $0.8 million due to other miscellaneous items.

Cash provided by investing activities was $16.3 million for the year ended December 31, 2012, which was primarily due to the proceeds received from the sale of real estate, compared to a use of $63.4 million for the year ended December 31, 2011, which was used solely used to acquire CPEX.

Cash used in financing activities was $21.4 million for the year ended December 31, 2012, which was used to repay debt under the term loan agreement related to the CPEX Transaction and pay dividends, compared to cash provided from financing activities of $56.8 million for the year ended December 31, 2011, pursuant to initial debt financing under the Term Loan Agreement related to the CPEX Transaction.

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

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based in part upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting estimates that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these estimates and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial statements.

Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and stated at cost that approximates their fair market value. At times Xstelos has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

Royalties Receivable and Allowances for Doubtful Accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Royalties receivable as of December 31, 2012, and related revenues from the date of acquisition through December 31, 2012, are royalties due from its licensee, Auxilium for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

Real Estate

The Company, through its acquisition of CPEX, owns a 16,434 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire (“Exeter”). It is located approximately 50 miles north of Boston, Massachusetts The Company is currently leasing the Exeter property and is not marketing this property for sale.

Deferred Tax Assets

We currently have significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which is available to reduce taxable income in future periods subject to many conditions and.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

As of December 31, 2012 we have recorded net deferred tax assets of $20.0. In connection with the preparation of our fiscal years 2012 and 2011 consolidated financial statements, the Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties. As a result, the Company concluded that it is more likely than not that certain deferred tax assets will be realized as of December 31, 2012, based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011, and an analysis of potential forecasted performance of CPEX, and reduced the previously recorded valuation allowance resulting in a tax benefit of approximately $20.0 million for the year ended December 31, 2012.

The Company adopted the provisions of FASB ASC Topic 740 (Prior authoritative literature: Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes). The purpose of ASC Topic 740 is to clarify and set forth consistent rules for accounting for uncertain tax positions by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. The adoption of ASC Topic 740 did not have a material effect on the Company’s financial statements. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of December 31, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits.

Revenue Recognition

CPEX recognizes revenue from royalties on Auxilium’s sales of Testim® in accordance with The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-10-S99-1, which requires sales to be recorded upon delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim® to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, CPEX is able to reasonably estimate future product returns on sales of Testim® and as a result, did not defer Testim® royalties for the fiscal years ended December 31, 2012 and December 31, 2011.

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

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

The Company accounts for equity awards of the Company issued to non-employees providing services on behalf of the Company in accordance with FASB ASC Topic 505-50. FASB ASC Topic 505-50 requires the Company to measure the fair value of equity instruments using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” which amends ASC 220, “Comprehensive Income”. ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-05 in 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends ASC 820 “Fair Value Measurement”. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-04 beginning on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements And Supplementary Data

The report of independent registered public accounting firms, the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements called for by this Item 8 are filed as part of this Annual Report. An index to the Consolidated Financial Statements is provided under Item 15, “Exhibits”, beginning at page F-1 below.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

(a) Disclosure Controls and Procedures

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

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 5, a “material weakness” is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The term “significant deficiency” is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.”

The Company’s President and Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, we had not identified any material weakness in our internal control over financial reporting and our internal control over financial reporting was effective.

(c) Changes in Internal Control Over Financial Reporting

In connection with management’s review of internal control over financial reporting discussed in the prior section, our President and Chief Executive Officer and Chief Financial Officer concluded that there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

Officers

The information concerning the Company’s executive officers set forth in Part I, Item 1 under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Directors

Our Board of Directors (the “Board”) currently consists of three members divided into three classes with one director in each of the three classes. Directors have been appointed on a staggered term basis, so that each year the term of office of one class will expire and the terms of office of the other classes will extend for additional periods of one and two years, respectively. Currently, the term of Class I directors expired in [ ]; and the term of Class II directors expires at our [ ] annual meeting; and the term of Class III directors expires at our [ ] annual meeting. Set forth below are the names of, and certain biographical information regarding, the directors of the Company.

Jonathan M. Couchman, 43, Class III Director Since 2006

Mr. Couchman currently serves as Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer of the Company, and has served in such positions since the Company’s organization. Previously, Mr. Couchman served as Chairman of the Board, beginning in February 2006, President and Chief Executive Officer, beginning in January 2009, and Chief Financial Officer, beginning August 2009, of Footstar, Inc. Prior to that, on December 9, 2008, Mr. Couchman became Chief Wind-Down Officer of Footstar. Mr. Couchman has also served as a director and Chief Executive Officer of Myrexis, Inc. since January 22, 2013 and as its Chief Financial Officer since March 1, 2013. Mr. Couchman also previously served as a director of Golf Trust of America, now known as Pernix Therapeutics. Prior to that time he was a private investor and investment manager. He holds a Bachelor of Science in Finance from the California State University at Chico. Mr. Couchman’s extensive investment experience, including his M&A experience, gives him strong insight into the challenges and issues facing the Company.

Adam W. Finerman, 47, Class II Director Since 2006

Mr. Finerman has been a Partner with the law firm of Olshan Frome Wolosky LLP, based in New York City, since 1998. Mr. Finerman is an experienced corporate and securities lawyer whose practice includes expertise in proxy contests and in mergers and acquisitions. He also has extensive experience representing publicly and privately held buyers and sellers in mergers, asset acquisitions and divestitures, and stock purchase transactions. Mr. Finerman counsels corporate clients on SEC reporting requirements, other public company obligations, and corporate governance practices and related matters. His practice also includes the representation of numerous public companies in their transactional and securities work as well as general corporate advice. Mr. Finerman has served as Corporate Secretary of Forward Industries, Inc., a Nasdaq listed company, since October 2011. Mr. Finerman holds a Bachelor of Science from the Wharton School, University of Pennsylvania, a Juris Doctorate from the University of Pennsylvania School of Law and a Masters of Business Administration from the Wharton School, University of Pennsylvania. Mr. Finerman’s extensive legal experience will provide valuable insight to the board of directors.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Steven D. Scheiwe, 52, Class I Director Since 2012

Mr. Scheiwe has been the President of Ontrac Advisors, Inc., an analysis and business management services provider to public and private entities, since 2001. Mr. Scheiwe has been a director of Hancock Fabrics, Inc., a fabric retailer, since August 2008 and its Non-executive chairman since August 2009, and is a member of its audit, management review and compensation and nominating and corporate governance committees. He is also a director and member of the audit and compensation committees of FiberTower Corporation, a wireless backhaul services provider, which positions he has held since 2006; a director and member of the audit and the nominating and corporate governance committees of Primus Telecommunications Group, Inc., an integrated facilities-based communications services provider (“Primus”), which positions he has held since August 2010, and previously served as a member of Primus’s compensation committee; and also serves as a director and member of the audit and compensation committees for Washington Mutual Inc. Holding Corp (“WMIHC”) and, since February 2013, as a director of Myrexis, Inc. Mr. Scheiwe also formerly served as a director of Movie Gallery, Inc., Zemex Minerals Group, Inc., American Restaurant Group, Inc., Friedman’s, Inc., Footstar, Inc. and General Chemical Industrial Products, Inc. Mr. Scheiwe has extensive business management experience with both public and private companies. Mr. Scheiwe also has served on the boards of several additional organizations of varying sizes.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers, directors and more than 10% shareholders to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings. Based solely on a review of these filings, the Company believes that all Section 16(a) filings were timely made in fiscal 2011.

Code of Ethics

The Company has adopted a code of business conduct and ethics which applies to the Company’s chief executive officer, principal financial officer, principal accounting officer, all of the Company’s directors, and all of its other officers and employees. The code of business conduct and ethics is available at the Company’s website at www.xstelos.com. A waiver from any provision of the code of business conduct and ethics in favor of a director or executive officer may only be granted by the non-employee directors on the Board and any such waiver will be publicly disclosed. The Company will disclose substantive amendments to, and any waivers from, the code of business conduct and ethics provided to the principal executive officer, principal financial officer or principal accounting officer (or persons performing similar functions) on the Company’s website at www.xstelos.com.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

The entire Board of Directors serves the function of the Audit Committee. The Board has determined that Mr. Scheiwe qualifies as an “audit committee financial expert” in accordance with SEC rules. This designation is an SEC disclosure requirement related to Mr. Scheiwe’s experience and understanding of accounting and auditing matters and is not intended to impose any additional duty, obligation or liability on Mr. Scheiwe.

Item 11.	Executive Compensation

Jonathan Couchman

Mr. Couchman was appointed President and Chief Executive Officer of the Company on January 1, 2009, and Chief Financial Officer in August 2009. Mr. Couchman is currently employed by the Company on an “at will” basis. As of fiscal 2012 year end, Mr. Couchman did not have an employment agreement with the Company. Mr. Couchman is the Company’s sole executive officer. Mr. Couchman received a base salary of $41,667 per month during fiscal 2012 and 2011.

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

Included in Mr. Couchman’s original stock option agreement of March 15, 2010, is a provision that the Board of Directors is required to adjust the agreement to reflect certain changes, including the declaration of cash dividends. On November 21, 2011, based on the Board of Directors declaration of a special cash distribution of $0.05 per share of the Company’s common stock on October 7, 2010, the Company’s Board of Directors reduced Mr. Couchman’s exercise price by $0.05 in accordance with the terms of the initial grant, from $0.40 to $0.35. No other terms of the options were modified. On December 28, 2012, the Company paid a dividend of $.30 per share of the Company’s common stock. The Board of Directors is evaluating an adjustment to the agreement as required and described above.

Compensation Committee

The Company amended its bylaws on July 27, 2009 to make the establishment of a Compensation Committee of the Board permissive. Accordingly, at the end of fiscal 2012, the Company did not maintain a standing Compensation Committee. In lieu thereof, each of Messrs. Couchman, Finerman and Scheiwe participated in the consideration of executive officer and director compensation, including establishing the policies that govern the implementation, administration and interpretation of all aspects of our compensation program, except that Mr. Couchman does not participate in the consideration of compensation for his services as an officer of the Company.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid during fiscal 2012 and 2011, or earned by, each of the named executive officers for fiscal 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	TOTAL ($)
Jonathan M. Couchman	2012	$500,005	$250,000		$-	$-	$-	$750,005
President and Chief Executive Officer and Chief Financial Officer	2011	$494,718	$500,000	(1)	-	$-	$-	$994,718

___________

(1) The bonus to Mr. Couchman was awarded in January 2012 in respect of his performance in fiscal year 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010

The table below reflects all outstanding equity awards for named executive officers as of December 31 , 2012.

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price($)	Option Expiration Date
Jonathan M. Couchman	2,500,000	$0.35	March 15, 2020

Director Compensation

Compensation Paid to Non-employee Directors

Non-employee directors receive a combination of cash and equity compensation. Mr. Couchman, currently the only employee serving on the Board, has not received any separate compensation for his services as a director since becoming an employee on December 9, 2008.

The Board may request that certain directors perform additional services, from time to time, on behalf of the Board and may compensate those directors in the manner that the Board deems appropriate.

Each eligible director may elect, prior to the end of the Company’s first fiscal quarter of the year, to receive in lieu of his or her cash director fees for that year, shares of fully vested Common Stock with a fair market value equal to the amount of those fees.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

During 2012, at the election of Mr. Finerman, a non-employee director, the Company issued shares of common stock quarterly having an aggregate fair value of $50,000, or an aggregate of 32,696 shares, in lieu of cash compensation for his service as director in 2012 to which he would otherwise be entitled. The Company believes that compensation in the form of common stock in lieu of cash aligns the interests of the Company and the recipient directors.

Director Compensation Table

The table below summarizes the director compensation paid by the Company to non-employee directors for fiscal 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Adam W. Finerman (1)	$-	$50,000	$-	$50,000
Steven Scheiwe (2)	$41,667	$-	$-	$41,667

(1)	Mr. Finerman elected to receive his full retainer ($50,000) in 32,696 shares of stock.

(2)	Mr. Scheiwe was elected to the Board of Directors of the Company on March 1, 2012.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The following table sets forth, to the best of our knowledge, information as to the ownership of our common stock as of March 15, 2013 held by (1) each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; (2) each of our directors and named executive officers; and (3) all of our directors and executive officers as a group. Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons, and includes options to purchase shares of our common stock exercisable within 60 days of March 15, 2013. The percentage of shares owned is based on 24,249,825 shares outstanding as of March 15, 2013, and, if applicable, includes options to purchase shares of our common stock exercisable within 60 days of March 15, 2013.

	SHARES BENEFICIALLY OWNED (1)
NAME OF BENEFICIAL OWNER (2)	NUMBER		PERCENT
Jonathan M. Couchman	13,563,578	(3)	50.7%
Steven D. Scheiwe	50,497		<1%
Adam W. Finerman	408,215		1.5%
All directors and executive officers as a group (three persons)	14,022,290	(3)	52.4%

______________

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes sole voting and investment power with respect to securities, and includes restricted or deferred shares. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person, but not those held by any other person, and that are exercisable within 60 days of March 15, 2013, have been exercised.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

(2)	The business address of the directors and executive officers is Xstelos Holdings, Inc., 630 Fifth Avenue, Suite 2260, New York, NY 10020

(3)	The amount shown includes 2,500,000 shares issuable pursuant to stock options with an exercise price of $0.35 per share which, as of March 15, 2013, were currently exercisable.

The information in the section entitled “Equity Compensation Plan Information” set forth in Part II, Item 5 hereof is incorporated into this Item 12 by reference.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

On February 27, 2013, Myrexis, Inc. (“Myrexis”) and Xstelos Corp. entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to terms of such stock purchase agreement, Myrexis agreed to issue and sell to Xstelos Corp. 7,000,000 shares of Myrexis’s common stock, par value $0.01 per share, representing approximately 20% of all outstanding Myrexis common stock after giving effect to such sale (the “Sale”). The shares were sold for an aggregate purchase price of approximately $250,000. Xstelos Corp. also agreed to provide to Myrexis services pursuant to the terms of an Intercompany Services Agreement (described below) as well as consent to Mr. Couchman serving as Myrexis’s Chief Financial Officer. (Mr. Couchman also serves as Myrexis’s Chief Executive Officer.) Steven D. Scheiwe, a member of the Company’s Board of Directors, serves on the Board of Directors of Myrexis.

In connection with the Sale, Myrexis entered into a letter agreement (the “Letter Agreement”) dated February 27, 2013 with Xstelos Corp, pursuant to which Myrexis granted to Xstelos Corp an exemption under Section 29 of Myrexis’s Tax Benefits Shareholder Rights Agreement, embodying a shareholder rights plan adopted on March 29, 2012 to protect the use of Myrexis’s net operating losses and certain other tax attributes. Under the exemption, Xstelos Corp must not at any time represent more than the lesser of (i) 30% of Myrexis‘s outstanding common stock and (ii) the maximum percentage ownership of Myrexis’s outstanding common stock from time to time such that an ownership change would not have occurred for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder.

On February 27, 2013, Myrexis and Xstelos Corp. entered into an Intercompany Services Agreement. Pursuant to the Intercompany Services Agreement, Xstelos Corp. agreed to provide Myrexis with certain administrative, management, accounting and information services for one year in exchange for a fee of $25,000. The Intercompany Services Agreement will terminate upon 30 days upon written notice given to the other party.

Company Policy and Procedure Regarding Transactions with Related Persons

The Board has determined the absence of any “related person transaction” since the beginning of fiscal 2012 involving any director, director nominee or executive officer of the Company, any known 5% stockholder of the Company or any immediate family member of any of the foregoing persons (together “related persons”). A “related person transaction” generally means a transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at fiscal year end for the last two completed fiscal years (determined without regard to the amount of profit or loss involved in the transaction) and in which a related person had or will have a direct or indirect material interest (as determined under SEC rules related to related person transactions).

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Director Independence

The Company is not subject to the listing requirements of any securities exchange or Nasdaq because the Common Stock of the Company is quoted on the over-the-counter bulletin board. However, the Board has adopted the independence criteria established by Nasdaq for determining director independence. The Board has determined that of our current Board members each of Messrs. Finerman and Scheiwe are independent as defined under the listing requirements of Nasdaq. The Board does not have a separately standing Nominating, Compensation or Audit Committee at this time. Mr. Couchman is not considered independent under Nasdaq’s listing standards applicable to Audit Committee members. In making its determinations regarding these directors, the Board assessed all of the information provided by each director in response to inquiries concerning his independence and concerning any business, family, employment, transactional, or other relationship or affiliation of such director with the Company.

Item 14.	Principal Accounting Fees And Services

EisnerAmper LLP (“EisnerAmper”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2012.

During the Company’s fiscal year ended December 31, 2012 and through the date we engaged EisnerAmper LLP, the Company did not consult with EisnerAmper regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2012 and through March 29, 2013, there were (i) no disagreements between the Company and EisnerAmper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of EisnerAmper, would have caused EisnerAmper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

The fees paid or payable for services rendered by EisnerAmper, our independent registered public accounting firm, for fiscal 2012 were as follows:

	2012	2011
Audit Fees (1)	$117,400	$167,900
Audit-Related Fees (2)	79,250	148,963
Tax Fees	76,327	7,610
All Other Fees	-	-
Total fees	$272,977	$324,473

___________

(1)	Audit Fees were for professional services rendered for audits of the Company’s consolidated financial statements, consents and review of reports filed with the SEC.

(2)	Audit-Related Fees were for professional services rendered in connection with the Company’s registration statement filings.

The Company amended its bylaws on July 27, 2009 to make the establishment of a separate Audit Committee of the Board of Directors permissive. Therefore, since July 27, 2009, the entire Board of Directors has served the function of the Audit Committee.

Accordingly, all services performed by our independent registered public accounting firm in fiscal 2012 were approved by our Board of Directors.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

(a)(3) Exhibits

2.1	Agreement and Plan of Merger, dated as of January 3, 2011, by and among CPEX Pharmaceuticals, Inc., FCB I Holdings, Inc. and FCB I Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Footstar, Inc.’s Current Report on Form 8-K filed on January 6, 2011).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2012).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2012).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 9, 2012).
10.1	Plan of Reorganization dated January 20, 2012 by and between Xstelos Holdings, Inc. and Footstar, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2012).
10.2	License Agreement between Bentley Pharmaceuticals, Inc. and Auxilium A2, Inc. dated May 31, 2000, including thereto Amendment No. 1 dated October 2000, Amendment No. 2 dated May 31, 2001, Amendment No. 3 dated September 6, 2002 and Amendment No. 4 dated March 25, 2004 (incorporated by reference to Exhibit 10.5 to CPEX Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.3	Loan Agreement, dated as of January 3, 2011, by and among FCB I LLC, The Bank of New York Mellon, as Agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Footstar, Inc.’s Current Report on Form 8-K filed on April 6, 2011).
10.4	Form of Option Agreement between Jonathan Couchman and Xstelos Holdings, Inc. effective as of April 19, 2012.
21.1	Subsidiaries of Xstelos Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2012).
24.1	Powers of Attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	XBRL Instance Document*
101.2	XBRL Taxonomy Extension Schema Document*
101.3	XBRL Taxonomy Calculation Linkbase Document*
101.4	XBRL Taxonomy Extension Definition Linkbase Document*
101.5	XBRL Taxonomy Labels Linkbase Document*
101.6	XBRL Taxonomy Presentation Linkbase Document*

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xstelos Holdings, INC.

By:	/s/ JONATHAN M. COUCHMAN
	Name:	Jonathan M. Couchman
	Title:	President and Chief Executive Officer (Principal Executive Officer) March 29, 2013

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Jonathan M. Couchman with full power of substitution, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities, to sign any or all amendments hereto and to file each of the same, with all exhibits thereto, and other documents in connection therewith or herewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ JONATHAN M. COUCHMAN	President & Chief Executive	March 29, 2013
Jonathan M. Couchman	Officer (Principal Executive Officer)

/s/ JONATHAN M. COUCHMAN	Chief Financial Officer	March 29, 2013
Jonathan M. Couchman	(Principal Financial and Accounting Officer)

/s/ ADAM W. FINERMAN	Director	March 29, 2013
Adam W. Finerman

/s/ STEVEN D. SCHEIWE	Director	March 29, 2013
Steven D. Scheiwe

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of January 3, 2011, by and among CPEX Pharmaceuticals, Inc., FCB I Holdings, Inc. and FCB I Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Footstar, Inc.’s Current Report on Form 8-K filed on January 6, 2011).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2012).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2012).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 9, 2012).
10.1	Plan of Reorganization dated January 20, 2012 by and between Xstelos Holdings, Inc. and Footstar, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2012).
10.2	License Agreement between Bentley Pharmaceuticals, Inc. and Auxilium A2, Inc. dated May 31, 2000, including thereto Amendment No. 1 dated October 2000, Amendment No. 2 dated May 31, 2001, Amendment No. 3 dated September 6, 2002 and Amendment No. 4 dated March 25, 2004 (incorporated by reference to Exhibit 10.5 to CPEX Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.3	Loan Agreement, dated as of January 3, 2011, by and among FCB I LLC, The Bank of New York Mellon, as Agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Footstar, Inc.’s Current Report on Form 8-K filed on April 6, 2011).
10.4	Form of Option Agreement between Jonathan Couchman and Xstelos Holdings, Inc. effective as of April 19, 2012.
21.1	Subsidiaries of Xstelos Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2012).
24.1	Powers of Attorney (included on the signature page hereto).
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	XBRL Instance Document*
101.2	XBRL Taxonomy Extension Schema Document*
101.3	XBRL Taxonomy Calculation Linkbase Document*
101.4	XBRL Taxonomy Extension Definition Linkbase Document*
101.5	XBRL Taxonomy Labels Linkbase Document*
101.6	XBRL Taxonomy Presentation Linkbase Document*

 * Furnished herewith. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Xstelos Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Xstelos Holdings, Inc. (“the Company”) and subsidiaries as of December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2012. We have also audited the consolidated balance sheet of Footstar Corporation and subsidiaries (“Predecessor Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s and Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Company consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xstelos Holdings, Inc. and subsidiaries at December 31, 2012 and the consolidated results of their operations and their cash flows for the year ended December 31, 2012 , in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned Predecessor Company financial statements present fairly, in all material respects, the consolidated financial position as of December 31, 2011 and the consolidated results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
Edison, New Jersey
March 29, 2013

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands, except share and per share amounts)

	2012	2011
		(Predecessor Company)
Assets
Current assets:
Cash and cash equivalents	$16,671	$7,847
Marketable securities, at fair value	1,441	3,968
Accounts receivable	7,179	6,986
Prepaid expenses and other current assets	424	674
Fixed assets held for sale	220	347
Deferred tax asset, net	3,956	1,405
Assets of discontinued operations	933	1,198
Total current assets	30,824	22,425

Restricted cash	2,500	2,500
Property and equipment, net	1,510	-
Real Estate	-	7,873
Intangible assets, net	52,410	56,424
Goodwill	10,920	10,920
Deferred financing costs and other noncurrent assets	1,345	2,011
Deferred tax asset	16,062	-
TOTAL ASSETS	$115,571	$102,153

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,562	$1,853
Income taxes payable	-	91
Current maturities of long term debt, net of original issue discount	13,311	10,666
Liabilities of discontinued operations	773	1,571
Total current liabilities	16,646	14,181
Other long term liabilities	26	-
Deferred tax liability, net	-	1,405
Long term debt, net of current maturities and original issue discount	35,041	49,553
Total liabilities	51,713	65,139

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares, and nil issued and outstanding shares	-	-
Common stock, $0.001 par value, authorized 30,000,000 shares, and 24,242,249 shares issued and outstanding at December 31, 2012, and 100 shares issued and outstanding at December 31, 2011	24	-
Additional paid-in capital	35,245	21,619
Accumulated other comprehensive income	-	61
Retained earnings	26,730	13,670
Stockholders’ Equity	61,999	35,350
Non-controlling interest	1,859	1,664
Total Stockholders’ Equity	63,858	37,014
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,571	$102,153

See accompanying notes to consolidated financial statements.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Years Ended December 31,

(in thousands, except share and per share amounts)

	2012	2011
		(Predecessor Company)
ROYALTY REVENUE	$28,726	$19,350

Operating Expenses
Selling, general and administrative expense	6,352	7,053
Depreciation and amortization	4,102	3,010
Total operating expenses	10,454	10,063

OPERATING INCOME	18,272	9,287

Interest expense, net	(10,433)	(8,678)
Rental income	94	-
Loss on marketable securities	(109)	-
Gain on sale of real estate	7,652	-
Loss on disposal of non-operating assets	(144)	(2)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,332	607

Income tax benefit	(19,671)	(19,438)

EARNINGS FROM CONTINUING OPERATIONS	35,003	20,045

EARNINGS FROM DISCONTINUED OPERATIONS, net of tax	1,145	1,365

NET EARNINGS	36,148	21,410

Less: Net earnings attributable to the non-controlling interest	2,145	884

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	34,003	20,526

Other comprehensive loss:
Unrealized loss on marketable securities	(61)	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$33,942	$20,526

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (Continued)

For the Years Ended December 31,

(in thousands, except share and per share amounts)

	2012	2011
		(Predecessor Company)
BASIC NET EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$1.96	$191,614.02

Earnings from discontinued operations	0.06	13,648.40

BASIC NET EARNINGS PER COMMON SHARE	$2.02	$205,262.42

Weighted average common shares outstanding used for basic per common share.	17,900,902	100

DILUTED NET EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$1.82	$191,614.02

Earnings from discontinued operations	.06	13,648.40

DILUTED NET EARNINGS PER COMMON SHARE	$1.88	$205,262.42

Weighted average common shares outstanding used for diluted earnings per common share.	19,220,423	100

Dividends per Common Share	$0.30	$-

See accompanying notes to consolidated financial statements

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31,

(in thousands, except share amounts)

			Accumulated
			Additional	Accumulated
	Common stock		Paid-in	Comprehensive	Retained	Controlling	Non-controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Interest	Total
Balance as of January 1, 2011 (Predecessor Company)	100	$-	$21,381	$-	$(6,856)	$14,525	$-	$14,
Comprehensive income:
Net income	-	-	-	-	20,526	20,526	884	21,410
Unrealized gain on marketable security	-	-	-	61	-	61	-	61
Common stock incentive plans	-	-	105	-	-	105	-	105
Capital contribution	-	-	-	-	-	-	780	780
Issuance of stock for services	-	-	133	-	-	133	-	133
Balance as of January 1, 2012 (Predecessor Company)	100	-	21,619	61	13,670	35,350	1,664	37,014
Formation of Xstelos Holdings, Inc.	(100)	-	13,670	-	(13,670)	-	-	-
Issuances and distribution of Xstelos Holdings, Inc. shares	24,263,194	24	(24)	-	-	-	-	-
Net earnings	-	-	-	-	34,003	34,003	2,145	36,148
Dividend distributions					(7,273)	(7,273)	(1,950)	(9,223)
Other comprehensive loss	-	-	-	(61)	-	(61)	-	(61)
Issuance of stock for services	14,155	-	38	-	-	38	-	38
Purchase and cancellation of stock	(35,100)		(58)			(58)		(58)

Balance as of December 31, 2012	24,242,249	$24	$35,245	$-	$26,730	$61,999	$1,859	$63,858

See accompanying notes to consolidated financial statements.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(in thousands)

	2012	2011
		(Predecessor Company)
Cash flows from operating activities:
Net earnings	$36,148	$21,410
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,102	3,010
Non-cash interest	477	230
Loss on marketable securities	109	-
Gain on sale of real estate	(7,652)	-
Loss on disposal of non-operating assets	144	2
Deferred tax benefit	(20,018)	(19,534)
Stock incentive plan	-	105
Issuance of stock for services	38	133
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(192)	(1,135)
Decrease in prepaid expenses and other current assets	515	1,104
(Increase) decrease in other noncurrent assets	421	(43)
Increase in accounts payable and accrued expenses	506	572
Increase (decrease) in income taxes payable and other liabilities	(660)	(172)
Net cash provided by operating activities	13,938	5,682

Cash flows from investing activities:
Acquisition of CPEX, net of cash acquired	-	(59,479)
Purchase of marketable securities	(777)	-
Proceeds from sale of marketable security	734	(3,907)
Principal distribution from marketable security	2,400	-
Proceeds from disposal of non operating assets	84	29
Proceeds from sale of real estate	13,825	-
Net cash provided by (used in) investing activities	16,266	(63.357)

Cash flows from financing activities:
Proceeds from bridge loan	-	10,000
Payments on bridge loan	-	(10,000)
Proceeds from long-term debt, net of original issue discount	-	62,500
Payments on long term debt	(12,099)	(2,392)
Restricted cash	-	(2,500)
Deferred financing costs	-	(1,586)
Purchase and cancellation of stock	(58)	-
Cash contribution from noncontrolling interest	-	780
Dividends paid	(9,223)	-
Net cash (used in) provided by financing activities	(21,380)	56,802

Net increase (decrease) in cash and cash equivalents	8,824	(873)
Cash and cash equivalents, beginning of period	7,847	8,720

Cash and cash equivalents, end of period	$16,671	$7,847

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31,
(in thousands)

	2012	2011
		(Predecessor Company)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$9,824	$8,974

Taxes paid	$403	$-

Noncash investing financing activities:
Unrealized loss on marketable security	$(61)	$-
Original issue discount on long-term debt	$-	$1,500

See accompanying notes to consolidated financial statements

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

1.	Nature of Company

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

Prior to the Plan of Reorganization, on May 5, 2009, the stockholders of Footstar had adopted and approved the Amended Plan of Complete Dissolution and Liquidation (the “Plan of Dissolution”).

As discussed below, on April 5, 2011, Xstelos Corp. and subsidiaries (formerly Footstar Corporation and subsidiaries, the “Predecessor Company”), a wholly owned subsidiary of Footstar (“Xstelos Corp” and, together with Xstelos and its subsidiaries and their operations prior to the Plan of Reorganization, the “Company”), completed the CPEX Transaction (as defined below). In the CPEX Transaction, the Company acquired CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company. As a result of the CPEX Transaction, an indirect majority-owned subsidiary of Xstelos Corp merged with and into CPEX, with CPEX surviving as a wholly-owned subsidiary of FCB Holdings. FCB Holdings is owned 80.5% by Xstelos Corp and 19.5% by Ouray Holdings I AG, an investment holding company (which was the affiliate and ultimate transferee of the 19.5% interest from the original holder, together the “Investment Holding Company”). The Investment Holding Company is not affiliated with either Xstelos or Jonathan Couchman, our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer.

Following the completion of the CPEX Transaction, Footstar and Xstelos entered into the Plan of Reorganization. On May 5, 2012, Footstar finally and completely liquidated and dissolved in accordance with its Plan of Dissolution.

The consolidated financial statements of Xstelos prior to January 19, 2012 were determined, in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), to represent the consolidated historical assets and liabilities contributed to Xstelos, which prior to January 19, 2012 were those of Xstelos Corp and Subsidiaries.

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

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

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

On April 5, 2011, the parties completed the CPEX Transaction pursuant to the CPEX Transaction Agreement. As a result of the CPEX Transaction, FCB Acquisition merged with and into CPEX, with CPEX surviving as a wholly owned subsidiary of FCB Holdings. The consolidated financial statements include the results of CPEX from the date of acquisition.

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

The acquisition of CPEX was accounted for as a purchase under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805. The purchase price of approximately $76.2 million (which includes cash paid and liabilities assumed) was allocated to the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.

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

Xstelos Corp is party to a consulting and advisory agreement with the Investment Holding Company for such entity to provide certain consulting and advisory services to Xstelos Corp relating to intellectual property and other matters. The agreement provides for payment solely to the extent Xstelos Corp has received dividends from FCB Holdings, of which $8,050,000 was received by Xstelos and $1,950,000 by the Investment Holding Company in 2012. Amounts payable pursuant to the consulting and advisory agreement are to be paid into an escrow account. As of December 31, 2012, no amounts have been paid. The Company is evaluating the appropriateness of funding the escrow at this time. Pursuant to the Consulting Agreement, under certain circumstances, some or all of the Consulting Fee may be required to be made available to FCB I Holdings in anticipation of specific expenses. Under certain circumstances, pursuant to the terms of the agreement, up to six years may lapse between the filing of the consolidated tax return by Xstelos Corp relating to the period for which such consulting fee was paid and its release from escrow. Annual amounts to be paid, following receipt of such dividends pursuant to the terms of the agreement, would be $1,000,000 for 2011, $750,000 for 2012, $750,000 for 2013, $500,000 for 2014 and $250,000 for 2015 and annually thereafter through the agreement termination. The agreement terminates upon the conclusion of the monetization of CPEX’s intellectual property, subject to the terms of the agreement. The Company has accrued approximately $1.8 million and $1.0 million as of December 31, 2012 and 2011, respectively are included in accrued expenses, under this agreement, and expensed approximately $0.8 million and $1.0 million in 2012 and 2011, respectively. Additionally, in October 2012 the Company paid approximately $67,000 of taxes on behalf of the Investment Holding Company relating to a non-cash consent dividend issued to the Investment Holding Company. This expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Direct acquisition costs, consisting of investment banking fees and legal fees directly related to the acquisition of CPEX of approximately $1.3 million were expensed as period costs, and were not capitalized for the year ended December 31, 2011. Financing costs were not expensed as acquisition costs, but treated as loan origination costs and are included in deferred financing costs in the accompanying consolidated balance sheets and are being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and recorded as a component within non-cash interest expense. Amortization costs of approximately $245,000 and $118,000 were expensed in 2012 and 2011, respectively, leaving deferred financing costs of approximately $1.2 million as of December 31, 2012, net of accumulated amortization of $0.3 million.

The following table summarizes the components of the total consideration determined for accounting purposes under FASB ASC Topic 805 which reflect the allocation of the purchase consideration based on the fair value of the CPEX assets and liabilities acquired, as of April 5, 2011 (in thousands).

Components of consideration:
Cash paid to CPEX Pharmaceuticals, Inc. shareholders at closing	$75,443
CPEX liabilities assumed by Xstelos Corp	739
Gross consideration at closing	$76,182

Allocation of consideration
Cash	$15,964
Accounts receivable	5,851
Fixed assets	2,077
Goodwill	10,920
Fair value of other non-intangible acquired assets	1,470
Intangible assets recorded in acquisition, primarily patents and license	59,434
Net deferred tax liability	(19,534)
Total	$76,182

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Presented below is the pro forma financial information assuming the acquisition of CPEX occurred at the beginning of the earliest period presented, and excludes certain nonrecurring charges, such as purchase accounting adjustments and charges related to restructuring such as severance, that were deemed necessary to exclude for comparability purposes (in thousands except per share data):

For the Year Ended December 31, 2011

Revenue	$25,201
Loss from continuing operations	(2,945)
Net loss	(1,580)
Net loss attributable to Non-controlling Interest	(574)
Net loss attributable to Controlling Interest	$(1,006)

Basic and diluted net loss per common share from continuing operations	$(23,702)
Total basic and diluted net loss per common share	$(10,057)

Licensed Product

We earn royalty revenues on sales of Testim®, a testosterone gel that incorporates our CPE-215 drug delivery technology. Patents covering CPE-215 relating to a testosterone topical formulation are licensed to Auxilium, and Testim® was launched in the U.S. in early 2003 as a testosterone replacement therapy. Testim® has been approved for marketing in Canada and 15 countries in Europe. Auxilium uses its sales force to market Testim® in the U.S. and has partnered with Paladin Labs Inc. to market the drug in Canada and with Ferring International S.A. to market the drug in Europe.

CPEX and Auxilium are parties to a License Agreement dated May 31, 2000 pursuant to which Auxilium obtained a sole and exclusive, worldwide, royalty-bearing license (including sub-license rights) to make, have made on their behalf, use and sell anywhere in the world any and all pharmaceutical compositions which contain (A) testosterone as the single active ingredient; and (B) CPE-215 and which are covered by a valid CPEX patent, all related patents and technology. Initially this license was based solely upon the issued U.S. Patent No. 5,023,252. Since this patent expired in June 2008, Auxilium’s license is now based upon issued U.S. Patent No. 7,320,968 and the following others recently obtained: U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. In addition, Auxilium was granted the exclusive right to enter into another license agreement to acquire rights in these patents and technology for the development of combination products, which right expires upon the termination of the original License Agreement. The License Agreement continues for an indefinite term but it is terminable by us if Auxilium fails to make timely payments and may also be terminated by either party if (i) the other party becomes insolvent, (ii) the other party fails to cure a breach within 30 days or (iii) CPEX is dissolved.

Pursuant to the terms of the Agreement, CPEX receives royalties of 12% of Auxilium’s annual net sales of Testim® in the U.S. and Canada. In the event that CPEX does not have, or does not maintain, an enforceable patent in a country in which Auxilium products are sold, the royalty rate due to CPEX from sales in that particular country reduces from the aforementioned rates to a rate in the low single-digits.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

2.	Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its majority owned, and wholly-owned subsidiaries which were derived from the historical accounting records of Xstelos Corp, prior to January 19, 2012, and reflect the historical financial positions, results of operations, and cash flows for the periods described herein. Intercompany balances and transactions between the entities have been eliminated. For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Fiscal Year

The accompanying financial statements includes our consolidated results of operations, assets and liabilities, based on a 52-week calendar year ending December 31, 2012 and for the 53-week fiscal year ending December 31, 2011.

Use of Estimates in Preparation of Financial Statements

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the year, and includes, among others, allocations of CPEX purchase price, lives of intangible assets, estimate of long-term debt classified as current, and valuation allowances on deferred taxes. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and are stated at cost that approximates their fair market value. At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

At December 31, 2012, restricted cash of $2,500,000 pledged to support a bank credit facility, is classified as a non-current asset. The restricted cash serves as collateral for the loan in connection with the CPEX Transaction that provides financial assurance that the Company has the ability to service the loan, as discussed in Note 9 – Long Term Debt. The cash is held in custody by the loan agent, is restricted as to withdrawal or use, and is currently not invested and does not bear interest.

Accounts Receivable and Allowances for Doubtful Accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Accounts receivable as of December 31, 2012, and related royalty revenues for the twelve months then ended, are due from its licensee, Auxilium, for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

The Company determined no allowance for doubtful accounts was necessary as of December 31, 2012 and 2011.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of interest paid in advance on outstanding notes payable balance. Prepaid expenses are recorded at cost and expensed as they are incurred.

Fixed Assets Held for Sale

Fixed Assets Held for Sale consist of laboratory equipment, which were obtained in the CPEX acquisition. As these assets are not in service, no depreciation expense has been recorded. These assets are reflected at the lower of net book value or their estimated fair value.

Marketable Securities

The Company accounts for its marketable securities pursuant to FASB ASC Topic 320, “Investments in Debt and Equity Securities.” Under this topic, the Company initially accounted for its security with a readily determinable fair value as available-for-sale. In the second quarter of 2012, the Company reclassified the security to trading security resulting in the elimination of accumulated other comprehensive income of $61,000 as a change in the accompanying consolidated statements of income and comprehensive income. The security reflected on the accompanying consolidated balance sheets is at fair market value based on quoted market prices with the unrealized gains and losses reported in the consolidated statements of income.

During 2012, the Company received gross proceeds of approximately $726,000 from the sale of shares of its marketable security and recognized a loss due to a decrease in market value of approximately $109,000. As of December 31, 2012, marketable securities consisted of a stock at a fair value of approximately $1.4 million.

On November 8, 2012, Xstelos Corp received a special cash dividend totaling $2.4 million from their marketable security investment, which was offset by a comparable decline in market value of the investment.

Property and Equipment

The Company, through its acquisition of CPEX, owns a 16,434 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire (“Exeter”). It is located approximately 50 miles north of Boston, Massachusetts. During the second quarter of 2012, management withdrew its plan to sell the Exeter property. The Company is currently leasing the Exeter property and is not marketing this property for sale. As a result of this decision, in accordance with FASB ASC Topic 360-10-35-44, the property was reclassified as held-for-use, which requires the asset to be reclassified at the lower of carrying value before the asset was classified as held for sale, less the depreciation that would have been recorded had the asset been continuously classified as held for sale, or the fair value on the date it was decided that it would not be sold. As a result, approximately $89,000 of depreciation expense has been recorded for the year ended December 31, 2012 related to this asset, which represents the expense that would have been recorded during the period were it considered held-for-sale. This building was reported as Real Estate held for sale from April 5, 2011 through May 31, 2012, and reclassified to property and equipment once the Company started leasing the property. As a result of this lease, management disposed of approximately $144,000 of furniture and equipment that were stored in the Exeter building, and recorded a loss which is included in loss on disposal of non-operating assets, in the accompanying consolidated statements of income and comprehensive income.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

The Company recognizes rental revenue from the lease of the Exeter property. The term of the lease is 63 months, of which the lease agreement contains provisions for future rent increases and periods in which rent payments are abated, with an average monthly income of approximately $13,000. In accordance with GAAP, the Company records monthly rent income, on a straight line basis, equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rental income recorded and the amount received is debited or charged to “deferred rent income”. As of December 31, 2012, approximately $27,000 of deferred rental income is included in deferred financing costs and other noncurrent assets, in the accompanying consolidated balance sheets at December 31, 2012, and approximately $94,000 has been recorded as rental income, in the accompanying consolidated statements of income and comprehensive income.

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

The assets acquired in the CPEX acquisition included approximately $59.4 million of intangible assets which were assigned primarily to CPEX’s patents and license agreement associated with Testim®, a topical testosterone gel. The acquired intangible asset has a useful life of approximately 13 years, with the patent expiring on January 3, 2026.

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

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Pursuant to the acquisition of CPEX, the Company recorded Goodwill of approximately $10.9 million. As of December 31, 2012 and 2011, no impairment has been charged against Goodwill recorded in the acquisition of CPEX.

In September 2011, the FASB issued authoritative guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted this guidance in 2012 in connection with its annual testing of goodwill for impairment concluding on a qualitative basis that there was no impairment of the CPEX goodwill.

Income taxes

The Internal Revenue Code requires any company that satisfies the definition of a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company will be taxed as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income. As a personal holding company, its undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at the dividend tax rate, which is currently 20.0%. Whether or not the Company or any of its subsidiaries are classified as personal holding companies will depend upon, among other factors, the amount of any personal holding company income and the percentage of any outstanding common stock that is beneficially owned by the Company’s five largest stockholders. The Company was taxed as a personal holding company for the 2011 tax year based on the nature of its income and its share ownership. The Company will be taxed as a personal holding company for the 2012 tax year and, depending on the facts and circumstances, in future years. As a result of cash dividends and consent dividends issued by CPEX Pharmaceuticals and FCB I Holdings, through December 31, 2012 and the tax loss generated by the sale of the Mahwah Real Estate during 2012, there has been no Personal Holding Company tax expense incurred as of December 31, 2012. If the Company is taxed as a personal holding company in 2013, and assuming that the rate of personal holding company tax remains 20%, the Company may incur significant personal holding company tax, none of which may be offset by the Company’s federal net operating loss carry forwards.

As discussed further in Note 11 – Income Taxes, the Company records deferred tax assets and liabilities based on the differences between the book and tax bases of assets and liabilities and on operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

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

The Company does not have any unrecognized tax contingencies. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Income and Comprehensive Income. There were no tax related interest and penalties for the periods ended December 31, 2012 and 2011. Tax years beginning in 2009 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties. As a result of the 2011 CPEX acquisition, the Company recorded an approximately $18.3 million net deferred tax liability, and reduced approximately $18.3 million of the valuation allowance against the NOL carryforward tax asset, which is reflected as an income tax benefit for the year ended December 3, 2011. Additionally, the Company concluded that it is more likely than not that certain deferred tax assets will be realized as of December 31, 2012, based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011, and the forecasted performance of CPEX, and reduced the previously recorded valuation allowance resulting in a tax benefit of approximately $20.0 million in 2012.

Revenue Recognition

CPEX recognizes revenue from royalties on Auxilium’s sales of Testim® in accordance with FASB ASC Topic 605-10, which requires sales to be recorded upon delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim® to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, CPEX is able to reasonably estimate future product returns on sales of Testim® and as a result, did not defer any Testim® royalties for the years ended December 31, 2012 and 2011.

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

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

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

Defined Contribution Plans

The Company has a 401(k) Plan (“Plan”) to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The rate at which the Company matches employee contributions is discretionary, and may change each year. All matching contributions vest 25% after 1 year of service, 50% after 2 years of service, and 100% after 3 years of service.

Company matching contributions to the Plan totaled $73,010 in 2012. No discretionary contributions were made in 2011.

Earnings per Common Share

Basic net earnings per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. There are 2,500,000 options outstanding at December 31, 2012 which are potentially dilutive and were added to the basic common shares outstanding to calculate the dilutive common shares outstanding for the period ended December 31, 2012.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31 2012 and 2011, are as follows:

	2012	2011

Weighted average shares outstanding-basic	17,900,902	100
Plus: Common share equivalents
Options	1,319,521	-
Weighted average shares outstanding-diluted	19,220,423	100

Fair Value of Financial Instruments

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value (see Note 5 - Fair Value Measurements).

Reclassifications

Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

3.	Discontinued Operations

At the end of December 2008, the Company’s business operations related to previously operated licensed footwear departments in various department stores, have been classified as discontinued operations, for all periods presented. Therefore, all related operations, impairment losses and disposal costs, gains and losses on disposition attributable to these licensed footwear departments have been aggregated in a single caption entitled “Earnings From Discontinued Operations” on the accompanying Consolidated Statements of Income and Comprehensive Income.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Assets of discontinued operations are summarized as follows (in thousands):

	2012	2011
Accounts Receivable - Other	$512	$-
Prepaid expenses, primarily cash collateral for worker’s compensation obligations	421	1,198
	$933	$1,198

Liabilities of discontinued operations are summarized as follows (in thousands):

	2012	2011
Accrued expenses	$341	$357
Income taxes payable	11	20
Worker’s compensation liability	421	1,194
	$773	$1,571

Summarized statements of income for discontinued operations are as follows (in thousands):

	2012	2011

Total revenue	$-	$-
Selling, general and administrative expense	(1,149)	(1,285)
Operating income	1,149	1,285
Interest income (expense)	-	12
Earnings from discontinuing operations before income taxes	1,149	1,297
Income tax expense (benefit)	4	(68)
Earnings from discontinued operations	$1,145	$1,365

Discontinued operations resulted in earnings primarily as a result of miscellaneous refunds and reversals of liabilities which were no longer required by the Company.

4.	Reduction in Workforce

Severance and benefit activity, included in accrued expenses, for years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Beginning termination benefits accrual	$77	$6
CPEX acquired liability	-	150
Costs (adjustment) charged to expense, primarily CPEX related	(5)	600
Cash payments	(65)	(679)
Ending termination benefits accrual	$7	$77

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

5.	Fair Value Measurements

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet in accordance with FASB ASC 820:

Fair Value Measurements at December 31, 2012 Using

(In millions) Description	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank, including restricted cash	19,171	19,171	-	-
Marketable Security	1,441	1,441

Fair Value Measurements at December 31, 2011 Using

(In millions) Description	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank, including restricted cash	$9.958	$9,958	$-	$-
Money Market Funds	389	389	-	-
Marketable Security	3,968	3,968
Real Estate	7,873	-	-	7,873

Real Estate at December 31, 2011	$7,873
Mahwah Real Estate sold	(6,250)
Exeter Real Estate – Property and Equipment transferred to held in use	(1,623)
Real Estate at December 31, 2012	$-

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

See note 7 for further discussion of the Mahwah Real Estate.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

6.	Impact of Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” which amends ASC 220, “Comprehensive Income”. ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-05 in 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends ASC 820 “Fair Value Measurement”. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-04 beginning on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

7.	Real Estate

The Company had been marketing its Mahwah Real Estate for sale since May 5, 2007 and the Company estimated that the fair value of the real estate, less estimated closing costs, at approximately $6.2 million. This estimate was based on unobservable inputs (see Note 5 - Fair Value Measurements). Inputs used to estimate the Mahwah Real Estate value included the location’s assessed tax valuation and local real estate broker estimates of value. On April 27, 2012, the Company signed a purchase agreement and sold its Mahwah Real Estate to a third party buyer for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million. The Mahwah Real Estate was recorded at the lesser of cost or net realizable value at December 31, 2011.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

8.	Intangible Assets

Intangible assets consist of the following (in thousands):

	2012	2011
Patents, trademarks, and license agreement	$59,434	$59,434
Less-accumulated amortization	(7,024)	(3,010)
	$52,410	$56,424

Amortization expense for patents and related patent costs of approximately $4.0 million and approximately $3.0 million has been recorded in depreciation and amortization expense in the accompanying Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012 and 2011, respectively. The Company expects to incur approximately $4.0 million of amortization expense for each of the next 13 years.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	2012	2011
Legal	654	184
Consulting (see Note 1)	1,763	1,000
Other – individually not in excess of 5%	145	669
Total	$2,562	$1,853

10.	Long Term Debt

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

The balance of the loan at December 31, 2012 and 2011 was approximately $49.5 million and $61.6 million, respectively, with an original issue discount (“OID”) balance of approximately $1.2 million and $1.4 million, respectively. Interest totaling approximately $10.0 million and $8.2 million was expensed in the accompanying Consolidated Statements of Income and Comprehensive Income for the years ended to December 31, 2012 and 2011, respectively. The rate applicable to this loan was 17.0% at December 31, 2012 and 2011. Current maturities of long term debt represent amounts expected to be payable in the next twelve months subsequent to December 31, 2012 and 2011 in accordance with the repayment waterfall arrangement based on management’s forecast. Future maturities are subject to change based on future cash flows and the terms of the loan agreement.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

The $64 million loan was issued at a discount of 2.34%, for total net proceeds of $62.5 million, with an effective interest rate of 18%. The OID was $1.5 million. The OID is equal to the difference between the stated face amount of the loan and actual cash received. This OID is being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and is recorded as a component within non-cash interest expense. Amortization of approximately $232,000 and $112,000 was expensed for the years ended December 31, 2012 and 2011, respectively, leaving an OID balance of approximately $1.2 million as of December 31, 2012.

The $64 million loan is collateralized by patents and a license agreement associated with Testim®, that were acquired in the CPEX transaction. The loan agreement requires certain financial reporting and non financial covenants. The Company was in compliance with these covenants as of December 31, 2012.

Letters of Credit

In the past, Xstelos Corp entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of its merchandise. These standby letters of credit, before balances were drawn down by the beneficiaries, were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”), with Bank of America as issuing bank. In connection therewith, Bank of America had been granted a first priority security interest and lien upon the L/C Cash Collateral. On May 24, 2010, the Bank of America N.A. L/C Cash Collateral account terminated by its terms.

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn down by the beneficiaries. We do not anticipate recovery of $0.4 million of this amount for its Workers Compensation insurance programs. As of December 31, 2012, the remaining balance held by the beneficiaries totals $0.4 million and is recorded as Prepaid Expenses and included as a liability in Accrued Expenses.

11.	Income Taxes

The Company has available for federal income tax purposes net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $106.8 million and $119.9 million, respectively, as of December 31, 2012 and 2011 that, if not utilized, will begin expiring for federal purposes in 2025. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions. It should be noted that there may be certain limitations other than those potentially imposed by Section 382 of the Code on the Company’s ability to use its NOLs to offset certain taxable income, including, potentially, income generated in respect of the CPEX business. In assessing the realizability of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings. The ultimate realization of deferred tax assets is dependent upon several factors, including the generation of future taxable income during the periods in which those temporary differences become deductible.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

As a result of the 2011 CPEX acquisition, the Company recorded an approximately $18.3 million net deferred tax liability, and reduced approximately $18.3 million of the valuation allowance against its NOL carryforward tax asset, which is reflected as an income tax benefit for the year ended December 31, 2011. The Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties. As a result, the Company concluded that it is more likely than not that certain deferred tax assets will be realized as of December 31, 2012, based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011 and the forecasted performance of CPEX and reduced the previously recorded valuation allowance which in conjunction with change in deferred tax assets, resulted in a tax benefit of approximately $19.7 for the year ended December 31, 2012.

The Company also has available approximately $20.0 million of net operating losses for New Jersey state income tax purposes, none of which they expect to utilize.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2012	2011
NOL	$37,386	$46,186
Employee benefits	147	460
Alternative minimum tax	301	-
Other noncurrent liabilities	167	-
Other noncurrent assets	172	-
Unrealized capital losses	41	-
Property and equipment	147	4,543
	38,361	51,189
Less: valuation allowance	-	(31,441)
Less: long-term portion deferred tax liability	(18,343)	(18,343)
	$20,018	$1,405

Deferred tax liability:
Amortization of intangible asset	18,343	19,748
Net long term portion against deferred tax asset	(18,343)	(18,343)
	$-	$1,405

Amounts included in the consolidated balance sheet are as follows at December 31, (in thousands):

	2012	2011
Current deferred tax asset	$3,956	$1,405
Long term deferred tax asset	16,062	-
Non-current deferred tax liability	-	(1,405)
	$20,018	$-

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

	2012	2011
Tax Rate Reconciliation
Federal statutory rate	35.0%	35.0%
State income taxes, net of the federal tax benefit	0.8	-
Change in valuation allowance	(165.5)	(3,252.4)
Other	1.4	15.0
Effective tax rate	(128.3)%	(3,202.4)%

	2012	2011
Provision for Income Taxes
Current:
Federal	$212	$91
State / City	135	-
Total current	347	91

Deferred:
Federal	(20,018)	(19,529)
Total deferred	(20,018)	(19,529)

Total provision	$(19,671)	$19,438)

12.	Share-Based Compensation Plans

Stock Options

The Company records stock based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options.

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures. With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award. A summary of option activity as of December 31, 2012 and 2011 and changes during the twelve months ended December 31, 2012 and 2011 is presented below.

	Shares	Weighted Average Exercise Price
Balance : January 2, 2011	2,626,140	$2.12
Granted	-	-
Exercised	-	-
Forfeited	(63,500)	46.18
Balance : December 31, 2011	2,562,640	$1.03
Granted	-	-
Exercised	-	-
Forfeited	(62,640)	26.10
Balance : December 31, 2012	2,500,000	$0.35
Options Exercisable: December 31, 2012	2,500,000	$0.35

On March 15, 2010, Footstar issued shares of common stock having an aggregate fair value of $500,000 on the grant date, or 2,173,913 shares, to Jonathan M. Couchman, in lieu of any cash compensation for base salary for Mr. Couchman’s services as President and Chief Executive Officer and Chief Financial Officer for the twelve months commencing March 1, 2010. As these shares vested over a fiscal one year service period, the Company recognized expense of approximately $83,000, in 2011.

On March 15, 2010, Mr. Couchman was awarded a stock option to purchase up to 2,500,000 shares of Footstar’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). The exercise price was adjusted in accordance with the terms of the initial grant from $0.40 to $0.35 due to a $0.05 dividend paid to the stockholders of Footstar on October 7, 2010. On the date of the grant, the closing stock price Footstar’s stock was $0.23. The stock option was fully vested at the time of the grant.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

Included in Mr. Couchman’s original stock option agreement, is a provision that the Board of Directors is required to adjust the agreement to reflect certain changes, including the declaration of cash dividends. On November 21, 2011, based on the Board of Directors declaration of a special cash distribution of $0.05 per share of the Company’s common stock on October 7, 2010, the Company’s Board of Directors reduced Mr. Couchman’s exercise price by $0.05 in accordance with the terms of the initial grant, from $0.40 to $0.35. No other terms of the options were modified. Due to this modification, and in accordance with FASB ASC Topic 718, an incremental expense of $104,507 was recognized on November 21, 2011. The modification valuation used an expected holding period of 0.48 years, an expected volatility of 72.22%, a risk free interest rate of 2% and a 0% dividend yield.

Pursuant to the Plan of reorganization, on April 19, 2012, Xstelos issued an option to purchase 2,500,000 shares of the Company to Mr. Couchman substantially on the same terms as the Footstar option. The option expires on March 15, 2020. This issuance or exchange did not result in additional compensation in 2012.

On December 24, 2012, the Company paid a dividend of $.30 per share of the Company’s common stock. The Board of Directors is evaluating an adjustment to the agreement as required and described above.

2006 Non-Employee Director Stock Plan

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

Mr. Finerman, a non-employee director of the Company, elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2012 in shares of restricted stock in lieu of cash compensation for service as a director in 2012 to which he would otherwise have been entitled. On April 2, 2012, 10,965 shares of Footstar common stock having an aggregate fair value of $12,500 on the grant date, were issued to Mr. Finerman for service as a director for the first quarter of 2012. On July 2, 2012, 6,579 shares of Xstelos common stock having an aggregate fair value of $12,500 on the grant date, were issued to Mr. Finerman for service as a director for the second quarter of 2012. On October 1, 2012, 7,576 shares of Xstelos common stock having an aggregate fair value of $12,500 on the grant date, were issued to Mr. Finerman for service as a director for the third quarter of 2012. On January 2, 2013, 7,576 shares of Xstelos common stock having an aggregate fair value of $12,500 on the grant date, were issued to Mr. Finerman for service as a director for the fourth quarter of 2012. The $12,500 value of the January 2, 2013 issuance is related to the fourth quarter of 2012 and is included in accrued expenses in the accompanying balance sheet as of December 31, 2012.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

13.	Commitments and Contingencies

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

Thom McAn: In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $0.7 million as of the date of this filing, although the Company believes that there has been a novation of its obligations under such lease and may bring litigation to have a court finally determine such issue. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

Watson Laboratories, Inc.

On May 23, 2012, Auxilium Pharmaceuticals, Inc. (“Auxilium”) and FCB I LLC (“FCB”) filed a lawsuit against Watson Laboratories, Inc.; Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, “Watson”) for infringement of FCB’s ten patents listed in the U.S. Food and Drug Administration’s (“FDA’s”) Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) as covering Testim® 1% testosterone gel.  The lawsuit was filed in the United States District Court for the District of New Jersey.

Auxilium and FCB filed this lawsuit in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. regarding its filing with the FDA of ANDA No. 09-1073 for a generic 1% testosterone gel product.  This letter also stated that ANDA No. 09-1073 contained Paragraph IV certifications, under 21 U.S.C. Section 355(j) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”), with respect to the nine patents listed in the Orange Book on that date as covering Testim®: U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  On May 15, 2012, a new composition patent covering Testim® issued.  This patent is now also listed in the Orange Book and was included in the patent infringement lawsuit filed against Watson.  In total, ten Testim® patents are now listed in the Orange Book and will expire at various dates ranging from July 21, 2023 through January 18, 2025.

On July 6, 2012, Watson filed its answer to the patent infringement complaint filed by Auxilium and FCB.  Watson also asserted counterclaims against Auxilium and FCB, which seek declaratory judgments that each of the ten patents-in-suit are invalid or are not infringed by Watson’s proposed generic 1% testosterone gel product.  Auxilium and FCB’s reply to Watson’s counterclaims was filed on July 30, 2012.  On July 30, 2012, the parties entered into a stipulation wherein Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. were dismissed without prejudice from this lawsuit and agreed to be bound by any stipulation, judgment, order, or decision rendered as to Watson Laboratories, Inc., including any appeals and any order granting preliminary or permanent injunctive relief against Watson Laboratories, Inc.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

This case is presently in the early stages of fact discovery.  On October 22, 2012, Auxilium and FCB disclosed to Watson the claims from all ten patents-in-suit they assert are infringed by Watson.  On October 29, 2012, Watson served its invalidity and noninfringement contentions on Auxilium and FCB.  On December 13, 2012, Auxilium and FCB responded to Watson’s invalidity contentions and served their infringement contentions.  On February 28, 2013, Watson filed a letter with the court, seeking permission to amend its invalidity contentions to add additional contentions.  Auxilium and FCB oppose Watson’s request and are presently preparing their response to Watson’s letter.

Claim construction proceedings have recently begun.  On February 8, 2013, the parties exchanged preliminary claim constructions and identified evidence in support of their respective proposed claim constructions.  On February 22, 2013, the parties identified evidence in opposition to the opposing party’s proposed claim constructions.  On March 8, 2013, the parties filed a Joint Claim Construction and Prehearing Statement.  The parties will file opening claim construction briefs on April 11, 2013 and will file responsive claim construction briefs on June 6, 2013.  A trial date has not yet been set.

Auxilium and FCB remain committed to protecting their intellectual property rights, including their patent protection for Testim®.  Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Watson, final FDA approval of Watson’s ANDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Watson’s notice letter was received (i.e., October 14, 2014) or final resolution of the pending patent infringement lawsuit.

Upsher-Smith Laboratories, Inc.

On December 4, 2008, CPEX Pharmaceuticals, Inc. (“CPEX”) and Auxilium filed a lawsuit against Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) for infringement of U.S. Patent No. 7,320,968 (“the ‘968 patent”), which is listed in FDA’s Orange Book as covering Testim® 1% testosterone gel and which was assigned to CPEX at that time.  The lawsuit was filed in the United States District Court for the District of Delaware.

CPEX and Auxilium filed this lawsuit in response to a notice letter, dated October 22, 2008 and sent by Upsher-Smith, regarding Upsher-Smith’s filing with the FDA of ANDA No. 79-178 for a generic 1% testosterone gel product.  This letter also stated that Upsher-Smith’s ANDA contained a Paragraph IV certification with respect to the ‘968 patent.  On February 27, 2009, Auxilium filed a Citizen Petition with the FDA, requesting that the FDA withhold approval of Upsher-Smith’s ANDA No. 79-178 and that the FDA require Upsher-Smith to conduct additional clinical studies related to the safety and efficacy of its proposed generic 1% testosterone gel product.  On August 26, 2009, the FDA granted Auxilium’s citizen petition in part, and stated that additional clinical testing would need to be conducted by Upsher-Smith before its proposed 1% testosterone gel product could be approved by the FDA.  On December 13, 2011, the lawsuit pending in the District of Delaware was administratively closed by the court.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

On September 10, 2012, Upsher-Smith filed a complaint in the United States District Court for the District of New Jersey against Auxilium and FCB, seeking a declaratory judgment that its ANDA No. 79-178 does not infringe eight of the ten patents listed in the Orange Book as covering Testim®: U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  On October 12, 2012, Auxilium and FCB filed a motion to dismiss Upsher-Smith’s declaratory judgment complaint for lack of subject matter jurisdiction, or alternately to transfer that case to the District of Delaware.  Upsher-Smith filed its response to this motion on November 7, 2012, and Auxilium and FCB filed their reply on November 16, 2012.  On January 29, 2013, in response to the parties’ submission of letters regarding subsequent factual developments relevant to the pending motion to dismiss, the Court terminated the motion without prejudice and set forth a schedule for revised briefing to include the subsequent factual developments.  Auxilium and FCB’s revised motion to dismiss or transfer was filed, and the parties completed briefing on March 4, 2013.  On March 27, 2013, the Court granted Auxilium and FCB’s motion to dismiss without prejudice and the New Jersey action was terminated.

On January 28, 2013, Auxilium and FCB I filed a complaint in the United States District Court for the District of Delaware against Upsher-Smith for infringement of U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518.  Auxilium and FCB I filed this lawsuit in response to a notice letter, dated December 21, 2012, and sent by Upsher-Smith, regarding Upsher-Smith’s filing with the FDA of NDA No. 204399 for a generic 1% testosterone gel product.   On January 30, 2013, Upsher-Smith counterclaimed for a declaration that these patents are invalid and/or unenforceable and that Upsher-Smith’s marketing of a prescription topical gel containing testosterone would not infringe the patent.  Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Upsher-Smith, final FDA approval of Upsher-Smith’s NDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Watson’s notice letter was received (i.e., June 24, 2015) or final resolution of the pending patent infringement lawsuit.  The initial scheduling conference was held on March 7, 2013.  During the conference, Judge Robinson set a pretrial date of May 15, 2014, set trial to commence on June 3, 2014, and allowed Upsher-Smith to submit a summary judgment motion.  Judge Robinson ordered the parties to complete summary judgment briefing by May 17, 2013 and set a hearing on June 28, 2013 for argument on the summary judgment motion.

As with the Watson litigation discussed above, Auxilium and FCB remain committed to protecting their intellectual property rights, including their patent protection for Testim.®

Development and License Agreement with Serenity

In February 2008, CPEX entered into a Development and License Agreement with Serenity Pharmaceuticals Corporation, to develop Ser-120, a product candidate for the treatment of nocturia that utilizes CPEX’s patented intranasal drug delivery technology. Nocturia is a condition which causes an individual to wake one or more times at night to urinate. Serenity granted us a non-exclusive license to its technology and patents rights to conduct initial formulation activities under the Agreement. We granted Serenity an exclusive, sublicensable, worldwide license under United States Patent No. 7,244,703 and foreign equivalents and CPEX’s proprietary CPE-215 drug delivery technology to conduct research activities related to the development of Ser-120 and to make and sell the product. On April 1, 2010, CPEX announced that Serenity entered into a global agreement with Allergan, Inc. (“Allergan”) under which Allergan assumed our development and license agreement with Serenity. In return, we are entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120. Allergan has recently reported positive Phase 3 data for Ser-120, as well as that it will fund a confirmatory Phase 3 trial. The Investment Holding Company has raised claims with the Company that they have an 80% interest in the license agreement, as well as certain related matters. The Company is in discussions with the Investment Holding Company with respect to these matters.

14.	Charter Restriction

Subject to certain exceptions, including prior exemption by Xstelos’s board of directors, Xstelos’s Certificate of Incorporation prohibits and makes void certain transfers of its common stock, to the extent that after giving effect to such purported transfer (i) the purported transferee would become a 4.75% or greater holder of its common stock, (ii) the ownership of a 4.75% stockholder's common stock, prior to giving effect to the purported transfer, would be increased or (iii) the transfer creates a new "public group" under Treasury rules.

XSTELOS HOLDINGS, INC. and SUBSIDIARIES

15.	Cash Distributions

On September 27, 2012, FCB I Holdings declared and paid a cash dividend totaling $9.0 million, of which Xstelos Corp received $7.2 million and the Investment Holdings Company received $1.8 million which is reflected in the December 31, 2012 financial statements.

On October 9, 2012, FCB I Holdings declared and paid a cash dividend totaling $1.0 million, of which Xstelos Corp received $0.8 million and the Investment Holdings Company received $0.2 million which is reflected in the December 31, 2012 financial statements.

On December 10, 2012, the Board of Directors of Xstelos Holdings, Inc. declared a cash dividend of $0.30 per share of Common Stock outstanding, payable in cash on December 28, 2012 to stockholders of record as of the close of business on December 20, 2012 totaling $7.3 million.

16.	Subsequent Events

On January 2, 2013, 7,576 shares of Xstelos common stock having an aggregate fair value of $12,500 on the grant date were issued to Mr. Finerman for service as a director for the fourth quarter of 2012.

On January 22, 2013, Myrexis, Inc. Board of Directors appointed Jonathan Couchman a Class II director and its President and Chief Executive Officer.

On February 27, 2013, Myrexis, Inc. (“Myrexis”) and Xstelos Corp. entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to terms of such stock purchase agreement, Myrexis agreed to issue and sell to Xstelos Corp. 7,000,000 shares of Myrexis’s common stock, par value $0.01 per share, representing approximately 20% of all outstanding Myrexis Common Stock after giving effect to such sale (the “Sale”). The shares were sold for an aggregate purchase price of approximately $250,000. Xstelos Corp. also agreed to provide to Myrexis services pursuant to the terms of an Intercompany Services Agreement (described below) as well as consent to Mr. Couchman serving as Myrexis’s Chief Financial Officer. (Mr. Couchman also serves as Myrexis’s Chief Executive Officer.) Steven D. Scheiwe, a member of the Company’s Board of Directors, serves on the Board of Directors of Myrexis.

In connection with the Sale, Myrexis entered into a letter agreement (the “Letter Agreement”) dated February 27, 2013 with Xstelos Corp, pursuant to which Myrexis granted to Xstelos Corp an exemption under Section 29 of Myrexis’s Tax Benefits Shareholder Rights Agreement, embodying a shareholder rights plan adopted on March 29, 2012 to protect the use of Myrexis’s net operating losses and certain other tax attributes. Under the exemption, Xstelos Corp must not at any time represent more than the lesser of (i) 30% of the Common Stock and (ii) the maximum percentage ownership of Common Shares from time to time such that an ownership change would not have occurred for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder.

On February 27, 2013, Myrexis and Xstelos Corp. entered into an Intercompany Services Agreement. Pursuant to the Intercompany Services Agreement, Xstelos Corp. agreed to provide Myrexis with certain administrative, management, accounting and information services for one year in exchange for a fee of $25,000. The Intercompany Services Agreement will terminate upon 30 days upon written notice given to the other party.

