Form 10-Q
period 2013-03-31
Xstelos Holdings, Inc.
filed 2013-05-15
CIK 1540145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares outstanding of common stock, par value $.001 per share, as of May 9, 2013: 24,257,178.

XSTELOS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – As of March 31, 2013 (unaudited) and December 31, 2012	4-5

Condensed Consolidated Statements of Income and Comprehensive Income – For the Three Months Ended March 31, 2013 and 2012 (unaudited)	6-7

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2013 and 2012 (unaudited)	8

Condensed Consolidated Statements of Cash Flows – For the Three Months Ended March 31, 2013 and 2012 (unaudited)	9-10

Notes to Condensed Consolidated Financial Statements	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

2

Item 5. Other Information	40

Item 6. Exhibits	41

SIGNATURES	41

31.1 Certification of President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of President and Chief Executive Officer and Chief Financial Officer - Senior Vice President of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012 *
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,495	$16,671
Marketable securities, at fair value	1,442	1,441
Royalties receivable	5,634	7,179
Prepaid expenses and other current assets	394	424
Fixed assets held for sale	139	220
Deferred tax asset, net	982	3,956
Assets of discontinued operations	411	933
Total current assets	26,497	30,824

Restricted cash	2,500	2,500
Property and equipment, net	1,498	1,510
Investment in affiliate	250	-
Intangible assets, net	51,407	52,410
Goodwill	10,920	10,920
Deferred financing costs and other noncurrent assets	1,262	1,345
Deferred tax asset	18,945	16,062

TOTAL ASSETS	$113,279	$115,571

*Derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012 *
	Unaudited
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,250	$2,562
Income taxes payable	342	-
Current maturities of long term debt, net of original issue discount	11,367	13,311
Liabilities of discontinued operations	763	773
Total current liabilities	15,722	16,646
Other Long term liabilities	26	26
Long term debt, net of current maturities and original issue discount	33,823	35,041

Total liabilities	49,571	51,713

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares, and nil issued and outstanding shares	-	-
Common stock, $0.001 par value, authorized 30,000,000 shares, and 24,249,825 shares issued and outstanding at March 31, 2013, and 24,242,249 shares issued and outstanding at December 31, 2012	24	24
Additional paid-in capital	35,257	35,245
Retained earnings	26,442	26,730
Stockholders’ Equity	61,723	61,999
Non-controlling interest	1,985	1,859

Total Stockholders’ Equity	63,708	63,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,279	$115,571

*Derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012

ROYALTY REVENUE	$5,633	$7,141

Operating Expenses
Selling, general and administrative expense	2,005	1,410
Depreciation and amortization	1,016	1,004
Total operating expenses	3,021	2,414

OPERATING INCOME	2,612	4,727

Interest expense, net	(2,271)	(2,749)
Rental income	40	-
Gain on marketable securities	26	6
Loss on disposal of non-operating assets	(38)	-

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	369	1,984

Income tax expense	542	62

(LOSS) EARNINGS FROM CONTINUING OPERATIONS	(173)	1,922

EARNINGS FROM DISCONTINUED OPERATIONS, net of tax	11	144

NET (LOSS) EARNINGS	(162)	2,066

Less: Net earnings attributable to the non-controlling interest	126	601

NET (LOSS) EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	(288)	1,465

Other comprehensive loss:
Unrealized loss on marketable securities	-	(58)

COMPREHENSIVE (L0SS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(288)	$1,407

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012

BASIC NET (LOSS) EARNINGS PER COMMON SHARE attributed to the controlling interest:

(Loss) Earnings from continuing operations	$(0.01)	$13,206

Earnings from discontinued operations	0.00	1,440

BASIC NET (LOSS) EARNINGS PER COMMON SHARE	$(0.01)	$14,646

Weighted average common shares outstanding used for basic per common share.	24,249,657	100

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE attributed to the controlling interest:

(Loss) Earnings from continuing operations	$(0.01)	$13,206

Earnings from discontinued operations	0.00	1,440

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE	$(0.01)	$14,646

Weighted average common shares outstanding used for diluted earnings per common share.	24,249,657	100

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock		Accumulated Additional Paid-in	Retained	Controlling	Non- controlling
	Shares	Amount	Capital	Earnings	Interest	Interest	Total

Balance as of January 1, 2013	24,242,249	$24	$35,245	$26,730	$61,999	$1,859	$63,858
Net earnings (loss)				(288)	(288)	126	(162)
Issuance of stock for services	7,576	-	12	-	12	-	12

Balance as of March 31, 2013	24,249,825	$24	$35,257	$26,442	$61.723	$1,985	$63,708

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net (loss) earnings	$(162)	$2,066
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,015	1,004
Non-cash interest	146	84
Gain on marketable security	(26)	(6)
Loss on disposal of equipment	38	-
Deferred tax expense	91	-
Issuance of stock for services	12	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	1,546	(155)
Decrease in prepaid expenses and other current assets	551	105
Decrease in other noncurrent assets	8	102
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	1,097	(212)
Decrease in income taxes payable and other long-term liabilities	(75)	(34)
Net cash provided by operating activities	4,241	2,954

Cash flows from investing activities:
Purchase of investment in affiliate	(250)	-
Proceeds from sale of marketable security	25	550
Proceeds from disposal of equipment	41	-
Net cash (used in) provided by investing activities	(184)	550

Cash flows from financing activities:
Payments on long term debt	(3,233)	(2,831)
Net cash used in financing activities	(3,233)	(2,831)

Net increase in cash and cash equivalents	824	673
Cash and cash equivalents, beginning of period	16,671	7,847

Cash and cash equivalents, end of period	$17,495	$8,520

See accompanying notes to condensed consolidated financial statements

9

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$2,104	$2,621

Taxes paid	$110	$91

See accompanying notes to condensed consolidated financial statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

As discussed below, on April 5, 2011, Xstelos Corp. and subsidiaries (formerly Footstar Corporation and subsidiaries, the Predecessor Company), a wholly owned subsidiary of Footstar (“Xstelos Corp” and, together with Xstelos and its subsidiaries and their operations prior to the Plan of Reorganization, the “Company”), completed the CPEX Transaction (as defined below). In the CPEX Transaction, the Company acquired CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company. As a result of the CPEX Transaction, an indirect majority-owned subsidiary of Xstelos Corp merged with and into CPEX, with CPEX surviving as a wholly-owned subsidiary of FCB Holdings. FCB Holdings is owned 80.5% by Xstelos Corp and 19.5% by Ouray Holdings I AG, an investment holding company (which was the affiliate and ultimate transferee of the 19.5% interest from the original holder, together the “Investment Holding Company”). Neither Ouray Holdings I AG or the Investment Holding Company is affiliated with either Xstelos or Jonathan Couchman, our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. In the opinion of Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying condensed consolidated financial statements. These unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year, or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

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

Xstelos Corp is party to a consulting and advisory agreement with the Investment Holding Company for such entity to provide certain consulting and advisory services to Xstelos Corp relating to intellectual property and other matters. The agreement provides for payment solely to the extent Xstelos Corp has received dividends from FCB Holdings, of which $8,050,000 was received by Xstelos and $1,950,000 by the Investment Holding Company in 2012. Amounts payable pursuant to the consulting and advisory agreement are to be paid into an escrow account. As of March 31, 2013, no amounts have been paid. The Company is evaluating the appropriateness of funding the escrow at this time. Pursuant to the Consulting Agreement, under certain circumstances, some or all of the Consulting Fee may be required to be made available to FCB I Holdings in anticipation of specific expenses. Under certain circumstances, pursuant to the terms of the agreement, up to six years may lapse between the filing of the consolidated tax return by Xstelos Corp relating to the period for which such consulting fee was paid and its release from escrow. Annual amounts to be paid, following receipt of such dividends pursuant to the terms of the agreement, would be $1,000,000 for 2011, $750,000 for 2012, $750,000 for 2013, $500,000 for 2014 and $250,000 for 2015 and annually thereafter through the agreement termination. The agreement terminates upon the conclusion of the monetization of CPEX’s intellectual property, subject to the terms of the agreement. The Company has accrued approximately $1.9 million as of March 31, 2013 under this agreement, and expensed approximately $0.2 million and $0.2 million for the periods ended March 31, 2013 and 2012, respectively.

Direct acquisition costs, consisting of investment banking fees and legal fees directly related to the acquisition of CPEX of approximately $1.1 million and $1.3 million were expensed as period costs, and were not capitalized for the period ended December 31, 2011. Financing costs were not expensed as acquisition costs, but treated as loan origination costs and are included in deferred financing costs in the accompanying consolidated balance sheets and are being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and recorded as a component within non-cash interest expense. Amortization costs of approximately $75,000 and $43,000 were expensed in periods ended March 31, 2013 and 2012, respectively, leaving deferred financing costs of approximately $1.1 million as of March 31, 2013, net of accumulated amortization of $0.4 million.

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

The testosterone replacement market has expanded as more baby-boomers enter middle age and more attention is focused on male hormonal deficiency and the benefits of replacement therapy. Hypogonadism, a condition in men where insufficient amounts of testosterone are produced, is thought to affect one out of every five men in the U.S. and Europe aged over 50. Symptoms associated with low testosterone levels in men include depression, decreased libido, erectile dysfunction, muscular atrophy, loss of energy, mood alterations, increased body fat and reduced bone density. This condition is currently significantly under-treated. Growing patient awareness together with education continue to spur demand for testosterone replacement therapy.

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

At March 31, 2013, restricted cash of $2,500,000 pledged to support a bank credit facility, is classified as a non-current asset. The restricted cash serves as collateral for the loan in connection with the CPEX Transaction that provides financial assurance that the Company has the ability to service the loan, as discussed in Note 7 – Long Term Debt. The cash is held in custody by the loan agent, is restricted as to withdrawal or use, and is currently not invested and does not bear interest.

Royalties receivable and allowances for uncollectible accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Accounts receivable as of March 31, 2013 and December 31, 2012, and related royalty revenues for the three months and year, respectively, then ended, are due from its licensee, Auxilium, for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

The Company determined no allowance for uncollectible accounts was necessary as of March 31, 2013 and December 31, 2012.

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

Marketable Securities

The Company accounts for its marketable securities pursuant to FASB ASC Topic 320, “Investments in Debt and Equity Securities.” Under this topic, the Company initially accounted for this security with readily determinable fair values as available-for-sale. During the second quarter of 2012, the Company reclassified the security to trading security. The securities reflected on the accompanying condensed consolidated balance sheets is at fair market value based on quoted market prices with the unrealized gains and losses reported in the condensed consolidated statements of income and comprehensive income.

During the three month period ended March 31, 2013 and 2012, the Company received gross proceeds of approximately $25,000 and $550,000, respectively, from the sale of shares of its marketable securities and recognized a gain due to an increase in market value of approximately $26,000 and $6,000, respectively. As of March 31, 2013, marketable securities consisted of stock at a fair value of approximately $1.4 million.

Investment in Affiliate

On February 27, 2013, Xstelos Corp. and Myrexis, Inc. (a related party through common management) (“Myrexis”) entered into a stock purchase agreement. Xstelos agreed to purchase 7,000,000 newly issued shares of Myrexis common stock representing approximately 20% of all outstanding Myrexis common stock after giving effect to such purchase. The shares were purchased for an aggregate purchase price of $250,000, representing its fair value at the time of the transaction. The Company has accounted for this transaction under the equity method. The financial operations for Myrexis for the period February 28, 2013 through March 31, 2013 were not significant and thus no adjustment to the carrying value has been reflected in the accompanying condensed consolidated balance sheet as of March 31, 2013.

Property and Equipment

The Company, through its acquisition of CPEX, owns a 16,434 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire (“Exeter”). It is located approximately 50 miles north of Boston, Massachusetts. During the second quarter of 2012, management withdrew its plan to sell the Exeter property. The Company is currently leasing the Exeter property and is not marketing this property for sale. As a result of this decision, in accordance with FASB ASC 360-10-35-44, the property was reclassified as held-for-use, which requires the asset to be reclassified at the lower of carrying value before the asset was classified as held for sale, less the depreciation that would have been recorded had the asset been continuously classified as held for sale, or the fair value on the date it was decided that it would not be sold. As a result, approximately $13,000 of depreciation expense has been recorded for the three months ended March 31, 2013 related to this asset. This building was reported as Real estate held for sale from April 5, 2011 through May 31, 2012, and reclassified to fixed assets in use once the Company started leasing the property

The Company recognizes rental income from the lease of the Exeter property. The term of the lease is 63 months, through August 31, 2017, of which the lease agreement contains provisions for future rent increases and periods in which rent payments are abated, with an average monthly income of approximately $13,000. In accordance with generally accepted accounting principles, the Company records monthly rent income, on a straight line basis, equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rental income recorded and the amount received is debited or charged to “deferred rent income”. As of March 31, 2013, approximately $27,000 of deferred rental income is included in deferred financing costs and other noncurrent assets, in the accompanying condensed consolidated balance sheets, and for the three months ended March 31, 2013, approximately $40,000 has been recorded as rental income, in the accompanying condensed consolidated statements of income and comprehensive income.

Real estate

On April 27, 2012, the Company signed a purchase agreement and sold its property in Mahwah, New Jersey, which contains the Company’s former corporate headquarters building, improvements and 21 acres of underlying land (collectively, the “Mahwah Real Estate”) to a third party buyer for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million.

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

Pursuant to the acquisition of CPEX, the Company recorded goodwill of approximately $10.9 million. As of March 31, 2013, no impairment has been charged against goodwill recorded in the acquisition of CPEX.

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

The Company does not have any unrecognized tax contingencies. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Income and Comprehensive Income. There were no tax related interest and penalties for the periods ended March 31, 2013 and 2012. Tax years beginning in 2009 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties. As a result of the 2011 CPEX acquisition, the Company recorded an approximately $19.5 million net deferred tax liability, and reduced approximately $19.5 million of the valuation allowance against the NOL carryforward tax asset, which is reflected as an income tax benefit for the year ended December 31, 2011. Additionally, the Company concluded that it is more likely than not that certain deferred tax assets will be realized as of December 31, 2012, based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011, and the forecasted performance of CPEX, and reduced the previously recorded valuation allowance resulting in a tax benefit of approximately $20.0 million in 2012.

Revenue Recognition

CPEX recognizes revenue from royalties on Auxilium’s sales of Testim® in accordance with FASB ASC Topic 605-10, which requires sales to be recorded upon delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim® to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, CPEX is able to reasonably estimate future product returns on sales of Testim® and as a result, did not defer Testim® royalties for the three months ended March 31, 2013.

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

Company matching contributions to the Plan totaled $42,123 and $0, respectively, for the three months ended March 31, 2013 and 2012.

Earnings (loss) per Common Share

Basic net earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. There are 2,500,000 options outstanding at March 31, 2013 which are not potentially dilutive and thus, were not added to the basic common shares outstanding to calculate the dilutive common shares outstanding for the three months ended March 31, 2013.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and three month ended March 31, 2013 and 2012, are as follows:

	2013	2012

Weighted average shares outstanding-basic	24,249,657	100
Plus: Common share equivalents
Options	-	-
Weighted average shares outstanding-dilutive	24,249,657	100

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” which amends ASC 220, “Comprehensive Income”. ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-05 in 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance, effective January 1, 2013 and its adoption did not have a material impact on our consolidated financial statements.

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

Assets of discontinued operations are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Account Receivable - Other	$-	$512
Prepaid expenses, primarily cash collateral for worker’s compensation obligations	411	421
	$411	$933

Liabilities of discontinued operations are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Accrued expenses	$341	$341
Income taxes payable	11	11
Worker’s compensation liability	411	421
	$763	$773

Summarized statements of income for discontinued operations are as follows (in thousands):

	Three Months Ended March 31.
	2013	2012

Total revenue	$-	$-
Selling, general and administrative expense	(11)	(163)
Earnings from discontinuing operations before income taxes	11	163
Income tax expense	-	19
Earnings from discontinued operations	$11	$144

Discontinued operations resulted in earnings primarily as a result of miscellaneous refunds and reversals of liabilities which were no longer required by the Company.

4.	Fair Value Measurements

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets in accordance with FASB ASC 820 (in thousands):

Fair Value Measurements at March 31, 2013

Description	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank, including restricted cash	$19,995	$19,995	$—	$—
Marketable securities – common stock	1,442	1,442	—	—

Fair Value Measurements at December 31, 2012

Description	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank, including restricted cash	$19,171	$19,171	$—	$—
Marketable Security	1,441	1,441	—	—

Money Market Funds – money market funds are valued using quoted market prices. Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Insurance	$24	$53
Interest	351	371
Other current assets	19	-
	$394	$424

6.	Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Patents, trademarks, and license agreement	$59,434	$59,434
Less-accumulated amortization	(8,027)	(7,024)
	$51,407	$52,410

Amortization expense for patents and related patent costs of approximately $1.0 million has been recorded in depreciation and amortization expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2013 and 2012, respectively. The Company expects to incur approximately $4.0 million of amortization expense for each of the next 13 years.

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

The balance of the loan at March 31, 2013 and December 31, 2012 was approximately $46.3 million and $49.5 million, respectively, with an original issue discount (“OID”) balance of approximately $1.1 million and $1.2 million, respectively. Interest totaling approximately $2.3 million and $2.7 million was expensed in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and 2012, respectively. The rate applicable to this loan was 17.0% at March 31, 2013 and 2012. Current maturities of long term debt represent amounts expected to be payable in the next twelve months subsequent to March 31, 2013 in accordance with the repayment waterfall arrangement based on management’s forecast. Future maturities are subject to change based on future cash flows and the terms of the loan agreement.

The $64 million loan was issued at a discount of 2.34%, for total net proceeds of $62.5 million, with an effective interest rate of 18%. The OID was $1.5 million. The OID is equal to the difference between the stated face amount of the loan and actual cash received.  This OID is being accreted over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and is recorded as a component within non-cash interest expense. Accretion of approximately $71,000 and $41,000 was expensed for the three months ended March 31, 2013 and 2012, respectively, leaving an OID balance of approximately $1.1 million as March 31, 2013.

The $64 million loan is collateralized by patents and a license agreement associated with Testim®, that were acquired in the CPEX transaction. The loan agreement requires certain financial reporting and non financial covenants. The Company was in compliance with these covenants as of March 31, 2013.

8.	Income Taxes

The Company has available for federal income tax purposes net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $105.4 million and $106.8 million, respectively, as of March 31, 2013 and December 31, 2012 that, if not utilized, will begin expiring for federal purposes in 2025. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions. It should be noted that there may be certain limitations other than those potentially imposed by Section 382 of the Code on the Company’s ability to use its NOLs to offset certain taxable income, including, potentially, income generated in respect of the CPEX business. In assessing the realizability of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings. The ultimate realization of deferred tax assets is dependent upon several factors, including the generation of future taxable income during the periods in which those temporary differences become deductible.

As a result of the 2011 CPEX acquisition, the Company recorded an approximately $19.5 million net deferred tax liability, and reduced approximately $19.5 million of the valuation allowance against its NOL carryforward tax asset, which was reflected as an income tax benefit for the year ended December 31, 2011.

The Company also has available approximately $20.0 million of net operating losses for New Jersey state income tax purposes, none of which they expect to utilize.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	March 31, 2013	December 31, 2012
Deferred tax assets
NOL	$38,579	$39,058
Employee benefits	144	147
Alternative minimum tax	329	301
Other noncurrent liabilities	217	167
Other noncurrent assets	182	172
Unrealized capital losses	31	41
Property and equipment	109	147
	39,591	40,033
Less: valuation allowance	(1,672)	(1,672)
	37,919	38,361

Deferred tax liability:
Amortization of intangible asset	(17,992)	(18,343)
	$19,927	$20,018

Amounts included in the consolidated balance sheet are as follows at March 31, (in thousands):

	March 31, 2013	December 31, 2012
Current deferred tax asset	$982	$3,956
Long term deferred tax asset	18,945	16,062
Non-current deferred tax liability	-	-
	$19,927	$20,018

	March 31, 2013	March 31, 2012
Tax Rate Reconciliation
Federal statutory rate	35.0%	35.0%
State income taxes, net of the federal tax benefit	6.0	(3.5)
Other	4.0	9.8
Personal Holding Company	102.0	(38.5)
Effective tax rate	147.0%	2.8%

	March 31, 2013	March 31, 2012
Provision for Income Taxes
Current:
Federal, including PHC	$431	$60
State / City	21	2
Total current	452	62

Deferred:
Federal	90	-
Total deferred	90	-

Total provision	$542	$62

9.	Stock Based Compensation Plans

The Company records stock based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options.

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures. With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award. A summary of option activity as of March 31, 2013 and changes during the twelve months ended December 31, 2012 is presented below.

	Shares	Weighted Average Exercise Price
Balance : January 1, 2012	2,562,640	$1.03
Granted
Exercised	-	-
Forfeited	(62,640)	26.10
Balance : December 31. 2012	2,500,000	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – March 31, 2013	2,500,000	0.35
Options Exercisable: March 31, 2013	2,500,000	$0.35

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

Mr. Finerman, a non-employee director of the Company, elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2012 in shares of restricted stock in lieu of cash compensation for service as a director in 2012 to which he would otherwise have been entitled. On April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013, 10,965, 6,579, 7,576, and 7,576 shares of Company common stock, respectively, having an aggregate fair value of $12,500 on each grant date, were issued to Mr. Finerman for service as a director in 2012 (the April 2, 2012 shares were issued as Footstar common stock). The $12,500 value of the January 2, 2013 issuance is related to the fourth quarter of 2012 and is included in accrued expenses in the accompanying balance sheet as of December 31, 2012.

Mr. Finerman, a non-employee director of the Company, elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2013 in shares of restricted stock in lieu of cash compensation for service as a director in 2013 to which he would otherwise have been entitled. On each of January 2, 2013 and April 2, 2013, 7,576 shares and 7,353 shares, respectively, of Xstelos common stock having an aggregate fair value of $12,500 on each grant date, were issued to Mr. Finerman for service as a director for the fourth quarter of 2012 and the first quarter of 2013, respectively. The $12,500 value of the April 2, 2013 issuance is related to the first quarter of 2013 and is included in accrued expenses in the accompanying balance sheet as of March 31, 2013.

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

Thom McAn: In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $0.6 million as of the date of this filing, although the Company believes that there has been a novation of its obligations under such lease and may bring litigation to have a court finally determine such issue. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

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

Auxilium and FCB filed this lawsuit in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. regarding its filing with the FDA of ANDA No. 09-1073 for a generic 1% testosterone gel product.  This letter also stated that ANDA No. 09-1073 contained Paragraph IV certifications, under 21 U.S.C. Section 355(j) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”), with respect to the nine patents listed in the Orange Book on that date as covering Testim®: U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  On May 15, 2012, a new composition patent covering Testim® was issued.  This patent is now also listed in the Orange Book and was included in the patent infringement lawsuit filed against Watson.  In total, ten Testim® patents are now listed in the Orange Book and will expire at various dates ranging from July 21, 2023 through January 18, 2025.

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

This case is presently in the early stages of fact discovery.  On October 22, 2012, Auxilium and FCB disclosed to Watson the claims from all ten patents-in-suit they assert are infringed by Watson.  On October 29, 2012, Watson served its invalidity and noninfringement contentions on Auxilium and FCB.  On December 13, 2012, Auxilium and FCB responded to Watson’s invalidity contentions and served their infringement contentions.  On February 28, 2013, Watson filed a letter with the court, seeking permission to amend its invalidity contentions to add additional contentions.  Auxilium and FCB oppose Watson’s request and are presently preparing their response to Watson’s letter. On May 10, 2013, Watson filed its Notice of Motion for Leave to Amend its answer, Affirmative Defenses and Counterclaims.

Claim construction proceedings have recently begun.  On February 8, 2013, the parties exchanged preliminary claim constructions and identified evidence in support of their respective proposed claim constructions.  On February 22, 2013, the parties identified evidence in opposition to the opposing party’s proposed claim constructions.  On March 8, 2013, the parties filed a Joint Claim Construction and Prehearing Statement. On April 9, 2013, claim construction was adjourned, pending the resolution of Watson’s application to amend its invalidity contentions. A trial date has not yet been set.

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

On January 28, 2013, Auxilium and FCB filed a complaint in the United States District Court for the District of Delaware against Upsher-Smith for infringement of U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518.  Auxilium and FCB I filed this lawsuit in response to a notice letter, dated December 21, 2012, and sent by Upsher-Smith, regarding Upsher-Smith’s filing with the FDA of NDA No. 204399 for a generic 1% testosterone gel product.   On January 30, 2013, Upsher-Smith counterclaimed for a declaration that these patents are invalid and/or unenforceable and that Upsher-Smith’s marketing of a prescription topical gel containing testosterone would not infringe the patent.  Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Upsher-Smith, final FDA approval of Upsher-Smith’s NDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Watson’s notice letter was received (i.e., June 24, 2015) or final resolution of the pending patent infringement lawsuit.  The initial scheduling conference was held on March 7, 2013.  During the conference, the court set a pretrial date of May 15, 2014, set trial to commence on June 3, 2014, and allowed Upsher-Smith to submit a summary judgment motion.  The court ordered the parties to complete summary judgment briefing by May 17, 2013 and set a hearing on June 28, 2013 for argument on the summary judgment motion. On May 3, 2013, Auxilium and FCB filed an Answering Brief in Opposition to Upsher-Smith’s Motion for Summary Judgement.

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

11.	Charter restriction

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

12.	Investment in Myrexis

Purchase of shares in Myrexis

On February 27, 2013, Xstelos Corp and Myrexis entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to terms of such stock purchase agreement, Xstelos agreed to purchase from Myrexis 7,000,000 newly issued shares of Myrexis common stock, par value $0.01 per share, representing approximately 20% of all outstanding Myrexis Common Stock after giving effect to such purchase (the “Purchase”). The shares were purchased for an aggregate purchase price of $250,000. Xstelos Corp. also agreed to provide to Myrexis services pursuant to the terms of an Intercompany Services Agreement (described below) as well as consent to Mr. Couchman serving as Myrexis’s Chief Financial Officer. (Mr. Couchman also serves as Myrexis’s Chief Executive Officer.) Steven D. Scheiwe, a member of the Company’s Board of Directors, serves on the Board of Directors of Myrexis.

In connection with the Purchase, Xstelos entered into a letter agreement (the “Letter Agreement”) dated February 27, 2013 with Myrexis, pursuant to which Myrexis granted to Xstelos Corp an exemption under Section 29 of Myrexis’s Tax Benefits Shareholder Rights Agreement, embodying a shareholder rights plan adopted on March 29, 2012 to protect the use of Myrexis’s net operating losses and certain other tax attributes. Under the exemption, Xstelos Corp must not at any time represent more than the lesser of (i) 30% of the Common Stock and (ii) the maximum percentage ownership of Common Shares from time to time such that an ownership change would not have occurred for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder.

Intercompany services agreement with Myrexis

On February 27, 2013, Xstelos Corp. and Myrexis entered into an Intercompany Services Agreement. Pursuant to the Intercompany Services Agreement, Xstelos Corp. agreed to provide Myrexis with certain administrative, management, accounting and information services for one year in exchange for a fee of $25,000. The Intercompany Services Agreement will terminate upon 30 days upon written notice given to the other party

13.	Subsequent Events

On April 1, 2013, 7,353 shares of Xstelos common stock having an aggregate fair value of $12,500 on the grant date were issued to Mr. Finerman for service as a director for the first quarter of 2013.

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

Results of Operations – Three months ended March 31, 2013 versus Three months ended March 31, 2012

The following is a discussion of the results of operations for Xstelos Corp for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 (in thousands) (inflation and changing prices have not had a material impact on revenues or results from operations in the two periods):

	Three Months Ended March 31,
	2013	2012	Change	% (+-)

ROYALTY REVENUE	$5,633	$7,141	$(1,508)	-21.1%
Operating Expenses
Selling, general and administrative expense	2,005	1,410	595	42.2%
Depreciation and amortization	1,016	1,004	12	1.2%
Total operating expenses	3,021	2,414	607	25.2%
OPERATING INCOME	2,612	4.727	(2,115)	-44.7%
Interest expense, net	(2,271)	(2,749)	478	17.4%
Rental revenue	40	-	40	100.0%
Gain on marketable securities	26	6	20	333.3%
Loss on disposal of non-operating assets	(38)	-	(38)	-100.0%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	369	1,984	(1,615)	-81.4%
Income tax expense	542	62	480	774.2%
(LOSS) EARNINGS FROM CONTINUING OPERATIONS	$(173)	$1,922	$(2,095)	-109.0%

Royalty Revenue

Royalty revenue decreased $1.5 million, or 21.1%, to $5.6 million for three months ended March 31, 2013 compared with $7.1 million for three months ended March 31, 2012 due to decreased sales volume by Auxilium of Testim®, on which royalty revenue is earned.

SG&A Expenses

SG&A expenses increased $0.6 million, or 42.3%, to $2.0 million for three months ended March 31, 2013 compared with $1.4 million for three months March 31, 2012. The increase is due to higher legal expenses in 2013, primarily related to increased litigation expense relating to the Watson Laboratories and Upsher-Smith cases (see note 10).

Depreciation and Amortization

Depreciation and Amortization expense increased $0.01 million, or 1.2%, to $1.01 million for three months ended March 31, 2013 compared with $1.00 million for three months ended March 31, 2012. This increase is solely due to depreciation expense in 2013 for assets held for use that were, previously not depreciated, as they were classified as assets held for sale, prior to the third quarter 2012.

Operating Income

Operating income decreased $2.1 million, or 44.8% to $2.6 million for three months ended March 31, 2013 compared with a $4.7 million for three months ended March 31, 2012, primarily due to the decreased royalty revenue and higher legal expenses, as described above.

Interest Expense

Interest expense decreased $0.5 million, or 17.4%, to $2.3 million for three months ended March 31, 2013 compared with $2.8 million for three months ended March 31, 2012. The decrease is exclusively due to a lower principal loan balance in 2013.

Marketable Securities

The Company recognized primarily an unrealized gain in market value of approximately $26,000 due to an increase in the stock price per share of the marketable securities.

Liquidity and Capital Resources

At March 31, 2013, the Company had cash and cash equivalents of approximately $17.5 million, which, along with the royalties from Testim® pursuant to the licensing agreement with Auxilium, we believe will be sufficient to fund our operations and our cash requirements for the next twelve months, and beyond. Our cash includes balances maintained in commercial bank accounts. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products currently under development or sales of debt or equity securities.

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

As of March 31, 2013 accounts receivable, consisting of a royalty receivable, totaled $5.6 million. These receivables are generally collected within three months after the respective calendar quarter.

Net cash provided by operating activities for three months ended March 31, 2013 was $4.2 million, directly related to net loss of $0.1 million, adding $1.0 million of depreciation and amortization, and increased by $2.1 million due to the decrease in accounts receivable and $1.2 million due to other miscellaneous items consisting principally of an increase in accounts payable and accrued expenses of $1.0 million.

Cash used in investing activities was $0.2 million for the three months ended March 31, 2013, which was primarily due to the purchase of an investment in an affiliate.

Cash used in financing activities was $3.2 million for the three months ended March 31, 2013, which was used to repay debt under the term loan agreement related to the CPEX Transaction.

Factors that could affect our short and long term liquidity include, among other items, the amount of royalties received from Auxilium and the payment of any further dividends or distributions.

Long term debt

The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum, with a minimum LIBOR rate of 1%, and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim®, a topical testosterone gel, expire, and contains customary events of default for loans of such nature. The loan was issued at a discount of 2.34%. The original issue discount (OID) was $1.5 million. The OID is equal to the difference between the stated face amount of the loan and actual cash received. This OID is being accreted over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and is recorded as a component within non-cash interest expense. The loan is collateralized by patents and a license agreement associated with Testim®, that were acquired in the CPEX transaction. The loan agreement requires certain financial reporting and non financial covenants.

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

At March 31, 2013, restricted cash of $2,500,000 pledged to support a bank credit facility, is classified as a non-current asset. The restricted cash serves as collateral for the loan in connection with the CPEX Transaction that provides financial assurance that the Company has the ability to service the loan, as discussed in Note 7 – Long Term Debt. The cash is held in custody by the loan agent, is restricted as to withdrawal or use, and is currently not invested and does not bear interest.

Royalties Receivable and Allowances for Doubtful Accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Royalties receivable as of March 31, 2013, are royalties due from its licensee, Auxilium for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

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

The Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties. As a result, the Company concluded that it is more likely than not that certain deferred tax assets will be realized as of March 31, 2013, based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011, and the forecasted performance of CPEX.

Revenue Recognition

CPEX recognizes revenue from royalties on Auxilium’s sales of Testim in accordance with The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-10-S99-1, which requires sales to be recorded upon delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, CPEX is able to reasonably estimate future product returns on sales of Testim and as a result, did not defer Testim royalties for the three months ended March 31, 2013 and 2012.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” which amends ASC 220, “Comprehensive Income”. ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-05 in 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance, effective January 1, 2013 and its adoption did not have a material impact on our consolidated financial statements.

Contingencies and Litigation

The information set forth under the caption “Litigation Matters” in Note 10 to the condensed consolidated financial statements is incorporated herein by reference.

Off-Balance Sheet Arrangements

None.

Impact of Inflation

The condensed consolidated financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Our interest obligations for our long term debt, representing 50% of total assets as of March 31, 2013, are primarily market driven. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the ability to pay interest and current maturities on our long-term debt is critical. The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the interest due on our long-term debt. We are unable to determine the inflationary impact on interest to the extent, if any, to which we owe on our long-term debt.

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

ITEM 1A. Risk Factors

Not Applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Mr. Finerman, a non-employee director of the Company, elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2012 in shares of restricted stock in lieu of cash compensation for service as a director in 2012 to which he would otherwise have been entitled. On April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013, 10,965, 6,579, 7,576, and 7,576 shares of Company common stock, respectively, having an aggregate fair value of $12,500 on each grant date, were issued to Mr. Finerman for service as a director in 2012 (The April 2, 2012 shares were issued as Footstar common stock).

Mr. Finerman, a non-employee director of the Company, elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2013 in shares of restricted stock in lieu of cash compensation for service as a director in 2013 to which he would otherwise have been entitled. On each of January 2, 2013 and April 2, 2013, 7,576 shares and 7,353 shares, respectively, of Xstelos common stock having an aggregate fair value of $12,500 on each grant date, were issued to Mr. Finerman for service as a director for the fourth quarter of 2012 and the first quarter of 2013, respectively.

The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in connection with all such issuances to Mr. Finerman, as such issuances were not in connection with a public offering.

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

XSTELOS HOLDINGS, INC.

Date: May 15, 2013	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman
President and Chief Executive Officer and Chief Financial
Officer
(Principal Executive Officer and Principal Financial Officer)

