Form 10-Q
period 2013-06-30
Xstelos Holdings, Inc.
filed 2013-08-14
CIK 1540145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares outstanding of common stock, par value $.001 per share, as of August 12, 2013: 24,265,799.

XSTELOS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – As of June 30, 2013 (unaudited) and December 31, 2012	3-4

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) – For the Three Months Ended June 30, 2013 and 2012 (unaudited) and Six Months Ended June 30, 2013 and 2012 (unaudited)	5-6

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2013 (unaudited)	7

Condensed Consolidated Statements of Cash Flows – For the Six Months Ended June 30, 2013 and 2012 (unaudited)	8-9

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	40

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	44

SIGNATURES	45

31.1	Certification of President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer and Chief Financial Officer - Senior Vice President of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012 *
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,118	$16,671
Marketable securities, at fair value	584	1,441
Royalties receivable	6,554	7,179
Prepaid expenses and other current assets	373	424
Fixed assets held for sale	139	220
Deferred tax asset, net	2,201	3,956
Assets of discontinued operations	403	933
Total current assets	27,372	30,824

Restricted cash	2,500	2,500
Property and equipment, net	1,485	1,510
Investment in affiliate	219	-
Intangible assets, net	50,403	52,410
Goodwill	10,920	10,920
Deferred financing costs and other noncurrent assets	1,183	1,345
Deferred tax asset	17,066	16,062

TOTAL ASSETS	$111,148	$115,571

*Derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012 *
	Unaudited
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,801	$2,562
Income taxes payable	423	-
Current maturities of long term debt, net of original issue discount	11,637	13,311
Liabilities of discontinued operations	754	773
Total current liabilities	15,615	16,646
Other long term liabilities	26	26
Long term debt, net of current maturities and original issue discount	31,259	35,041

Total liabilities	46,900	51,713

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares, and nil issued and outstanding shares	-	-
Common stock, $0.001 par value, authorized 30,000,000 shares, and 24,257,178 shares issued and outstanding at June 30, 2013, and 24,242,249 shares issued and outstanding at December 31, 2012	24	24
Additional paid-in capital	35,270	35,245
Retained earnings	26,571	26,730
Stockholders’ Equity	61,865	61,999
Non-controlling interest	2,383	1,859

Total Stockholders’ Equity	64,248	63,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,148	$115,571

*Derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

ROYALTY REVENUE	$6,554	$7,650	$12,187	$14,791

Operating Expenses
Selling, general and administrative expense	1,255	1,174	3.260	2,584
Depreciation and amortization	1,016	1,066	2,032	2,070
Total operating expenses	2,271	2,240	5,292	4,654

OPERATING INCOME	4,283	5,410	6,895	10,137

Interest expense, net	(2,165)	(2,632)	(4,436)	(5,381)
Rental revenue	41	13	81	13
Loss on marketable securities	(95)	(533)	(69)	(527)
Gain on sale of real estate	-	7,652	-	7,652
Loss on disposal of non-operating assets	-	(116)	(38)	(116)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,064	9,794	2,433	11,778

Income tax expense	1,550	39	2,092	101

EARNINGS FROM CONTINUING OPERATIONS	514	9,755	341	11,677

EARNINGS FROM DISCONTINUED OPERATIONS, net of tax	13	246	24	390

NET EARNINGS	527	10,001	365	12,067

Less: Net earnings attributable to the non-controlling interest	398	655	524	1,256

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	129	9,346	(159)	10,811

Other comprehensive loss:
Unrealized loss on marketable securities	-	(3)	-	(61)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$129	$9,343	$(159)	$10,750

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

BASIC NET EARNINGS (LOSS) PER COMMON SHARE attributed to the controlling interest:
Earnings (loss) from continuing operations	$0.01	$0.39	$(0.01)	$0.90

Earnings from discontinued operations	0.00	0.01	0.00	0.03

BASIC NET EARNINGS (LOSS) PER COMMON SHARE	$0.01	$0.40	$(0.01)	$0.93

Weighted average common shares outstanding used for basic per common share.	24,257,097	23,184,834	24,253,397	11,528,421

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE attributed to the controlling interest:
Earnings (loss) from continuing operations	$0.01	$0.37	$(0.01)	$0.85

Earnings from discontinued operations	0.00	0.01	0.00	0.03

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE	$0.01	$0.38	$(0.01)	$0.88

Weighted average common shares outstanding used for diluted earnings per common share.	26,201,172	24,591,466	24,253,397	12,227,851

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(Unaudited)

(in thousands, except share and per share amounts)

			Accumulated Additional			Non-
	Common Stock		Paid-in	Retained	Controlling	Controlling
	Shares	Amount	Capital	Earnings	Interest	Interest	Total

Balance as of January 1, 2013	24,242,249	$24	$35,245	$26,730	$61,999	$1,859	$63,858
Net earnings (loss)	-	-	-	(159)	(159)	524	365
Issuance of stock for services	14,929	-	25	-	25	-	25

Balance as of June 30, 2013	24,257,178	$24	$35,270	$26,571	$61,865	$2,383	$64,248

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net earnings	$365	$12,067
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,032	2,070
Non-cash interest	301	171
Loss on marketable securities	69	527
Gain on sale of real estate	-	(7,652)
Loss on disposal of non-operating assets	38	116
Deferred tax expense	750	-
Issuance of stock for services	25	12
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	625	(664)
Decrease in prepaid expenses and other current assets	581	304
Decrease in other noncurrent assets	8	86
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	604	(208)
Increase (decrease) in income taxes payable and other long-term liabilities	41	(250)
Net cash provided by operating activities	5,439	6,579

Cash flows from investing activities:
Purchase of investment in affiliate	(250)	-
Purchase of marketable securities	-	(777)
Proceeds from sale of marketable securities	818	734
Proceeds from disposal of non-operating assets	42	27
Proceeds from sale of real estate	-	13,825
Net cash provided by investing activities	610	13,809

Cash flows from financing activities:
Payments on long term debt	(5,602)	(5,781)
Net cash used in financing activities	(5,602)	(5,781)

Net increase in cash and cash equivalents	447	14,607
Cash and cash equivalents, beginning of period	16,671	7,847

Cash and cash equivalents, end of period	$17,118	$22,454

See accompanying notes to condensed consolidated financial statements

8

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$4,093	$5,147

Taxes paid	$917	$254

See accompanying notes to condensed consolidated financial statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

As discussed below, on April 5, 2011, Xstelos Corp. and subsidiaries (formerly Footstar Corporation and subsidiaries, the Predecessor Company), a wholly owned subsidiary of Footstar (“Xstelos Corp” and, together with Xstelos and its subsidiaries and their operations prior to the Plan of Reorganization, the “Company”), completed the CPEX Transaction (as defined below). In the CPEX Transaction, the Company acquired CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company. As a result of the CPEX Transaction, an indirect majority-owned subsidiary of Xstelos Corp merged with and into CPEX, with CPEX surviving as a wholly-owned subsidiary of FCB Holdings. FCB Holdings is owned 80.5% by Xstelos Corp and 19.5% by Ouray Holdings I AG, an investment holding company (which was the affiliate and ultimate transferee of the 19.5% interest from the original holder, together the “Investment Holding Company”). Neither Ouray Holdings I AG nor the Investment Holding Company is affiliated with either Xstelos or Jonathan Couchman, our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

JUNE 30, 2013

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Xstelos Corp is party to a consulting and advisory agreement (the “Consulting Agreement”) with the Investment Holding Company for such entity to provide certain consulting and advisory services to Xstelos Corp relating to intellectual property and other matters. The agreement provides for payment solely to the extent Xstelos Corp has received dividends from FCB Holdings, of which $8,050,000 was received by Xstelos and $1,950,000 by the Investment Holding Company in 2012. Amounts payable pursuant to the Consulting Agreement are to be paid into an escrow account. As of June 30, 2013, no amounts have been paid. The Company is evaluating the appropriateness of funding the escrow at this time. Pursuant to the Consulting Agreement, under certain circumstances, some or all of the consulting fee may be required to be made available to FCB I Holdings in anticipation of specific expenses. Under certain circumstances, pursuant to the terms of the agreement, up to six years may lapse between the filing of the consolidated tax return by Xstelos Corp relating to the period for which such consulting fee was paid and its release from escrow. Annual amounts to be paid, following receipt of such dividends pursuant to the terms of the agreement, would be $1,000,000 for 2011, $750,000 for 2012, $750,000 for 2013, $500,000 for 2014 and $250,000 for 2015 and annually thereafter through the agreement termination. The agreement terminates upon the conclusion of the monetization of CPEX’s intellectual property, subject to the terms of the agreement. The Company has accrued approximately $2.1 million as of June 30, 2013 under this agreement, and expensed approximately $0.2 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and expensed approximately $0.4 million and $0.4 million, for the six months ended June 30, 2013 and 2013, respectively.

Direct acquisition costs, consisting of investment banking fees and legal fees directly related to the acquisition of CPEX of approximately $1.1 million and $1.3 million were expensed as period costs, and were not capitalized for the period ended December 31, 2011. Financing costs were not expensed as acquisition costs, but treated as loan origination costs and are included in deferred financing costs in the accompanying consolidated balance sheets and are being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and recorded as a component within non-cash interest expense. Amortization costs of approximately $79,000 and $45,000 were expensed for the three months ended June 30, 2013 and 2012, respectively, and $154,000 and $88,000, for the six months ended June 30, 2013 and 2012, respectively. Deferred financing costs of approximately $1.1 million as of June 30, 2013, net of accumulated amortization of $0.5 million is included in deferred financing costs and other noncurrent asset in the accompanying balance sheet.

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

CPEX and Auxilium are parties to a License Agreement dated May 31, 2000 pursuant to which Auxilium obtained a sole and exclusive, worldwide, royalty-bearing license (including sub-license rights) to make, have made on their behalf, use and sell anywhere in the world any and all pharmaceutical compositions which contain (A) testosterone as the single active ingredient; and (B) CPE-215 and which are covered by a valid CPEX patent, all related patents and technology. Initially this license was based solely upon the issued U.S. Patent No. 5,023,252. Since this patent expired in June 2008, Auxilium’s license is now based upon issued U.S. Patent No. 7,320,968 and the following others recently obtained: U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518. These patents expire July 21, 2023 to January 18, 2025. In addition, Auxilium was granted the exclusive right to enter into another license agreement to acquire rights in these patents and technology for the development of combination products, which right expires upon the termination of the original License Agreement. The License Agreement continues for an indefinite term but it is terminable by us if Auxilium fails to make timely payments and may also be terminated by either party if (i) the other party becomes insolvent, (ii) the other party fails to cure a breach within 30 days or (iii) CPEX is dissolved.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the revenues and expenses reported during the period, and includes, among others, lives of intangible assets, estimate of long-term debt classified as current, and valuation allowances on deferred taxes. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Cash equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and are stated at cost which approximates their fair market value. At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

At June 30, 2013, restricted cash of $2,500,000 pledged to support a bank credit facility, is classified as a non-current asset. The restricted cash serves as collateral for the loan in connection with the CPEX Transaction that provides financial assurance that the Company has the ability to service the loan, as discussed in Note 7 – Long Term Debt. The cash is held in custody by the loan agent, is restricted as to withdrawal or use, and is currently not invested and does not bear interest.

Royalties receivable and allowances for uncollectible accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Royalties receivable as of June 30, 2013 and December 31, 2012, and related royalty revenue for the three and six months ended June 30, 2013 and 2012, are due from its licensee, Auxilium, for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

The Company determined no allowance for uncollectible accounts was necessary as of June 30, 2013 and December 31, 2012.

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of interest paid in advance on outstanding notes payable balance. Prepaid expenses are recorded at cost and expensed as they are incurred.

Fixed assets held for sale

Fixed assets held for sale consist of laboratory equipment, which were obtained in the CPEX acquisition. As these assets are not in service, no depreciation expense has been recorded. These assets are reflected at the lower of net book value or their estimated fair value, less costs to sell.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

During the three month and six month period ended June 30, 2013, the Company received gross proceeds of approximately $792,000 and $817,000, respectively, from the sale of shares of its marketable securities and recognized a loss due to a decrease in market value of approximately $103,000 and $91,000, respectively. The decrease is offset by realized gain on sale of marketable securities of approximately $39,000 and $53,000 for the three and six month period ended June 30, 2013, respectively. As of June 30, 2013, marketable securities consisted of stock at a fair value of approximately $0.6 million.

Investment in Affiliate

On February 27, 2013, Xstelos Corp. and Myrexis, Inc. (a related party through common management) (“Myrexis”) entered into a stock purchase agreement. Xstelos agreed to purchase 7,000,000 newly issued shares of Myrexis common stock representing approximately 20% of all outstanding Myrexis common stock after giving effect to such purchase. The shares were purchased for an aggregate purchase price of $250,000, representing its fair value at the time of the transaction. The Company has accounted for this transaction under the equity method. The equity in the loss of affiliate for Myrexis for the period April 1, 2013 through June 30, 2013 was $31,000, which decreased the carrying value of the investment in affiliate to $219,000 and has been reflected in the accompanying condensed consolidated balance sheet as of June 30, 2013. The financial operations for Myrexis for the period February 28, 2013 through March 31, 2013 were not significant and thus no adjustment to the carrying value has been reflected in the accompanying condensed balance sheet as of June 30, 2013.

Property and Equipment

The Company, through its acquisition of CPEX, owns a 16,434 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire (“Exeter”). It is located approximately 50 miles north of Boston, Massachusetts. During the second quarter of 2012, management withdrew its plan to sell the Exeter property. The Company is currently leasing the Exeter property and is not marketing this property for sale. As a result of this decision, in accordance with FASB ASC 360-10-35-44, the property was reclassified as held-for-use, which requires the asset to be reclassified at the lower of carrying value before the asset was classified as held for sale, less the depreciation that would have been recorded had the asset been continuously classified as held for sale, or the fair value on the date it was decided that it would not be sold. As a result, approximately $13,000 and $25,000 of depreciation expense has been recorded for the three months and six months ended June 30, 2013 related to this asset. This building was reported as Real estate held for sale from April 5, 2011 through May 31, 2012, and reclassified to fixed assets in use once the Company started leasing the property.

The Company recognizes rental income from the lease of the Exeter property. The term of the lease is 63 months, through August 31, 2017, of which the lease agreement contains provisions for future rent increases and periods in which rent payments are abated, with an average monthly income of approximately $13,000. In accordance with generally accepted accounting principles, the Company records monthly rent income, on a straight line basis, equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rental income recorded and the amount received is debited or charged to “deferred rent income”. As of June 30, 2013, approximately $40,000 of deferred rental income is included in deferred financing costs and other noncurrent assets, in the accompanying condensed consolidated balance sheets, and for the three months and six months ended June 30, 2013, approximately $41,000 and $81,000 has been recorded as rental income, in the accompanying condensed consolidated statements of income and comprehensive income.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The assets acquired in the CPEX acquisition included approximately $59.4 million of intangible assets which were assigned primarily to CPEX’s patents and license agreement associated with Testim®, a topical testosterone gel. The acquired intangible asset has a remaining useful life of approximately 13 years, with the patent expiring on January 3, 2026.

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

Pursuant to the acquisition of CPEX, the Company recorded goodwill of approximately $10.9 million. As of June 30, 2013, no impairment has been charged against goodwill recorded in the acquisition of CPEX.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Income taxes

The Internal Revenue Code requires any company that satisfies the definition of a personal holding company (“PHC”) and has undistributed personal holding company income (“UPHCI”) at the end of the year, to be subject to the PHC tax in addition to the regular income taxes. A PHC is taxed on its UPHCI at the dividend tax rate, which is currently 20.0%. A company is taxed as a PHC if, during the last six months of the tax year, (1) more than 50% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60% of the company’s adjusted ordinary gross income constitutes PHC income. UPHCI is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid. The Company was subjext to the personal holding company tax for the 2011 and 2012 tax years. Since the Company did not have UPHCI for 2011 or 2012, it did not pay any PHC tax for these years. If the Company is subject to PHC tax in 2013, and assuming that the PHC tax rate remains at 20%, the Company may incur significant PHC tax, none of which may be offset by the Company’s federal net operating loss carry forward.

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

The Company does not have any unrecognized tax contingencies. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Income and Comprehensive Income. There were no tax related interest and penalties for the periods ended June 30, 2013 and 2012. Tax years beginning in 2010 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

JUNE 30, 2013

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

JUNE 30, 2013

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

Company matching contributions to the Plan for the three months ended June 30, 2013 and 2012 totaled $7,379 and $0, respectively, and for the six months ended June 30, 2013 and 2012 totaled $49,502 and $0, respectively.

Earnings (loss) per Common Share

Basic net earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. There are 2,500,000 options outstanding at June 30, 2013 which are potentially dilutive and thus, were added to the basic common shares outstanding to calculate the dilutive common shares outstanding for the three months ended June 30, 2013. These shares were not potentially dilutive for the six months ended June 30, 2013 due to the loss.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six month ended June 30, 2013 and 2012, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Weighted average shares outstanding-basic	24,257,097	23,184,834	24,253,397	11,528,421
Plus: Common share equivalents
Options	1,944,075	1,406,632	-	699,430
Weighted average shares outstanding-dilutive	26,201,172	24,591,466	24,253,397	12,227,851

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Assets of discontinued operations are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Account Receivable - Other	$-	$512
Prepaid expenses, primarily cash collateral for worker’s compensation obligations	403	421
	$403	$933

Liabilities of discontinued operations are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Accrued expenses	$340	$341
Income taxes payable	11	11
Worker’s compensation liability	403	421
	$754	$773

Summarized statements of income for discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Total revenue	$-	$-	$-	$-
Selling, general and administrative expense	(13)	(231)	(24)	(395)
Operating income		231		395
Interest income (expense)		(1)		(1)
Earnings from discontinuing operations before income taxes	13	230	24	394
Income tax expense (benefit)	-	(16)	-	4
Earnings from discontinued operations	$13	$246	$24	$390

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

4. Fair Value Measurements

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets in accordance with FASB ASC 820 (in thousands):

Fair Value Measurements at June 30, 2013

Description	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Security – common stock	$584	$584	—	—

Fair Value Measurements at December 31, 2012

Description	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Security – common stock	$1,441	$1,441	—	—

Money Market Funds – money market funds are valued using quoted market prices. Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Insurance	$33	$53
Interest	328	371
Other current assets	12	-
	$373	$424

6.	Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Patents, trademarks, and license agreement	$59,434	$59,434
Less - accumulated amortization	(9,031)	(7,024)
	$50,403	$52,410

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Amortization expense for patents and related patent costs of approximately $2.0 million has been recorded in depreciation and amortization expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the six month periods ended June 30, 2013 and 2012, respectively. The Company expects to incur approximately $4.0 million of amortization expense for each of the next 13 years.

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

The balance of the loan at June 30, 2013 and December 31, 2012 was approximately $43.9 million and $49.5 million, respectively, with an original issue discount (“OID”) balance of approximately $1.0 million and $1.2 million, respectively. Interest totaling approximately $2.0 million and $2.5 million was expensed in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2013 and 2012, respectively. Interest totaling $4.1 million and $5.2 million was expensed in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2013 and 2012, respectively. The rate applicable to this loan was 17.0% at June 30, 2013 and 2012. Current maturities of long term debt represent amounts expected to be payable in the next twelve months subsequent to June 30, 2013 in accordance with the repayment waterfall arrangement based on management’s forecast. Future maturities are subject to change based on future cash flows and the terms of the loan agreement.

The $64 million loan was issued at a discount of 2.34%, for total net proceeds of $62.5 million, with an effective interest rate of 18%. The OID was $1.5 million. The OID is equal to the difference between the stated face amount of the loan and actual cash received.  This OID is being accreted over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and is recorded as a component within non-cash interest expense. Accretion of approximately $75,000 and $43,000 was expensed for the three months ended June 30, 2013 and 2012, respectively, and accretion of approximately $146,000 and $83,000 was expensed for the six month ended June 30, 2013 and 2012, respectively, leaving an OID balance of approximately $1.0 million as June 30, 2013.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The $64 million loan is collateralized by patents and a license agreement associated with Testim®, that were acquired in the CPEX transaction. The loan agreement requires certain financial reporting and non financial covenants. The Company was in compliance with these covenants as of June 30, 2013.

8.	Income Taxes

The Company has available for federal income tax purposes net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $102.2 million and $106.8 million, respectively, as of June 30, 2013 and December 31, 2012 that, if not utilized, will begin expiring for federal purposes in 2025. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions. It should be noted that there may be certain limitations other than those potentially imposed by Section 382 of the Code on the Company’s ability to use its NOLs to offset certain taxable income, including, potentially, income generated in respect of the CPEX business. In assessing the realizability of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings. The ultimate realization of deferred tax assets is dependent upon several factors, including the generation of future taxable income during the periods in which those temporary differences become deductible.

As a result of the 2011 CPEX acquisition, the Company recorded an approximately $19.5 million net deferred tax liability, and reduced approximately $19.5 million of the valuation allowance against its NOL carryforward tax asset, which was reflected as an income tax benefit for the year ended December 31, 2011.

The Company also has available approximately $20.0 million of net operating losses for New Jersey state income tax purposes, none of which they expect to utilize due to the fact that the Company no longer has nexus in the state of New Jersey and thus is not currently filing New Jersey state income tax returns.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Deferred tax assets	June 30, 2013	December 31, 2012
NOL	$35,783	$37,386
Employee benefits	141	147
Alternative minimum tax	393	301
Other noncurrent liabilities	271	167
Other noncurrent assets	182	172
Unrealized capital losses	65	41
Property and equipment	73	147
	36,908	38,361
Less: valuation allowance	-	-

Deferred tax liability	(17,641)	(18,343)
Net deferred tax asset	$19,267	$20,018

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Amounts included in the consolidated balance sheet are as follows at June 30, (in thousands):

	June 30, 2013	December 31, 2012
Current deferred tax asset	$2,201	$3,956
Long term deferred tax asset	17,066	16,062
	$19,267	$20,018

	For the Three Months Ended		For the Six Months Ended
Tax Rate Reconciliation	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of the federal tax benefit	2.8	0.2	3.2	0.2
Other	(0.1)	(34.8)	0.6	(34.4)
Personal Holding Company	36.9	-	46.4	-
Effective tax rate	74.6%	0.4%	85.2%	0.8%

Provision for Income Taxes
Current:
Federal, including PHC	$832	$17	$1,264	$78
State / City	58	22	78	23
Total current	890	39	1,342	101

Deferred:
Federal	660	-	750	-
Total deferred	660	-	750	-

Total provision	$1,550	$39	$2,092	$101

9.	Stock Based Compensation Plans

The Company records stock based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options.

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures. With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award. A summary of option activity as of June 30, 2013 and changes during the twelve months ended December 31, 2012 is presented below.

	Shares	Weighted Average Exercise Price
Balance : January 1, 2012	2,562,640	$1.03
Granted	-	-
Exercised	-	-
Forfeited	(62,640)	26.10
Balance : December 31. 2012	2,500,000	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – June 30, 2013	2,500,000	0.35
Options Exercisable: June 30, 2013	2,500,000	$0.35

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Mr. Finerman, also elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2013 in shares of fully vested restricted stock in lieu of cash compensation for service as a director in 2013 to which he would otherwise have been entitled. On each of April 2, 2013 and July 1, 2013, 7,353 and 8,621 shares, respectively, of Xstelos common stock having an aggregate fair value of $12,500 on each grant date, were issued to Mr. Finerman for service as a director for the first quarter and second quarter of 2013, respectively. The $12,500 value of the July 1, 2013 issuance is related to the second quarter of 2013 and is included in accrued expenses in the accompanying balance sheet as of June 30, 2013.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Thom McAn: In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $0.4 million as of the date of this filing, although the Company believes that there has been a novation of its obligations under such lease and may bring litigation to have a court finally determine such issue. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

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

This case is presently in the early stages of fact discovery. A trial date has not yet been set.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

On September 10, 2012, Upsher-Smith filed a complaint in the United States District Court for the District of New Jersey against Auxilium and FCB, seeking a declaratory judgment that its ANDA No. 79-178 does not infringe eight of the ten patents listed in the Orange Book as covering Testim®: U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  On October 12, 2012, Auxilium and FCB filed a motion to dismiss Upsher-Smith’s declaratory judgment complaint for lack of subject matter jurisdiction, or alternately to transfer that case to the District of Delaware.  On January 29, 2013, in response to the parties’ submission of letters regarding subsequent factual developments relevant to the pending motion to dismiss, the Court terminated the motion without prejudice and set forth a schedule for revised briefing to include the subsequent factual developments.  Auxilium and FCB’s revised motion to dismiss or transfer was filed, and the parties completed briefing on March 4, 2013.  On March 27, 2013, the Court granted Auxilium and FCB’s motion to dismiss without prejudice and the New Jersey action was terminated. On April 26, 2013, Upsher-Smith filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On June 14, 2013, following agreement of the parties, the Court dismissed Upsher-Smith’s Appeal.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

On January 28, 2013, Auxilium and FCB I filed a complaint in the United States District Court for the District of Delaware against Upsher-Smith for infringement of U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518.  Auxilium and FCB I filed this lawsuit in response to a notice letter, dated December 21, 2012, and sent by Upsher-Smith, regarding Upsher-Smith’s filing with the FDA of NDA No. 204399 for a generic 1% testosterone gel product.   On January 30, 2013, Upsher-Smith counterclaimed for a declaration that these patents are invalid and/or unenforceable and that Upsher-Smith’s marketing of a prescription topical gel containing testosterone would not infringe the patent.  Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Upsher-Smith, final FDA approval of Upsher-Smith’s NDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Upsher-Smith’s notice letter was received (i.e., June 24, 2015) or final resolution of the pending patent infringement lawsuit.  On June 28, 2013, a Hearing on Upsher-Smith’s Motion for Summary Judgment was held and the Court’s Decision is Pending. The trial on this matter is expected to occur in the second quarter of 2014. As in the litigation discussed above, Auxilium and FCB remain committed to protecting their intellectual property rights, including their patent protection for Testim.®.

Development and License Agreement with Serenity

On June 13, 2013, Black Horse Capital, LP (“Black Horse Capital”), Black Horse Capital Master Fund Ltd. (“Black Horse Capital Master Fund”), Ouray Holdings I AG (“Ouray”) and Cheval Holdings, Ltd. (“Cheval Holdings,” and together with Black Horse Capital,  Black Horse Capital Master Fund and Ouray, the “Plaintiffs”) filed a lawsuit against Xstelos, Xstelos Corp, FCB Holdings and Jonathan Couchman, the Company’s President, Chief Executive Officer and Chief Financial Officer (“Couchman” and collectively with the Company, Xstelos Corp. and FCB Holdings, the “Defendants”), claiming that the Defendants are monetarily liable to the Plaintiffs for various claims and Plaintiffs are entitled to specific performance with respect to certain claims, including for alleged breaches of the Claimed Serenity Agreement (as defined below), claimed unpaid amounts due under the Consulting Agreement, claimed breaches of  the alleged contractual duties under the Stockholders’ Agreement (as defined below), and certain related matters.  One of the Plaintiffs is the 19.5% owner of FCB Holdings and various Plaintiffs are a party to multiple agreements with one or more  of the Defendants, including a stockholders’ agreement (the “Stockholders’ Agreement”) with Xstelos Corp and FCB Holdings and a Consulting Agreement with Xstelos Corp. Certain of the Plaintiffs had previously raised claims with the Company that they were entitled to an 80% interest (the”Claimed Serenity Agreement”) in certain rights owned by CPEX underlying the Serenity License Agreement, 80% of all revenue that may be received by CPEX pursuant to the Serenity License Agreement, unpaid amounts under the Consulting Agreement, as well as certain related matters.

In February 2008, CPEX had entered into a Development and License Agreement (“Serenity License Agreement”) with Serenity Pharmaceuticals Corporation, to develop Ser-120, a product candidate for the treatment of nocturia that utilizes CPEX’s patented intranasal drug delivery technology. Nocturia is a condition which causes an individual to wake one or more times at night to urinate. Serenity granted CPEX a non-exclusive license to its technology and patents rights to conduct initial formulation activities under the Agreement. CPEX granted Serenity an exclusive, sublicensable, worldwide license under United States Patent No. 7,244,703 and foreign equivalents and CPEX’s proprietary CPE-215 drug delivery technology to conduct research activities related to the development of Ser-120 and to make and sell the product. On April 1, 2010, CPEX announced that Serenity entered into a global agreement with Allergan, Inc. (“Allergan”) under which Allergan assumed the development and license agreement with Serenity. In return, CPEX is entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120. Allergan has recently reported positive Phase 3 data for Ser-120, as well as that it will fund a confirmatory Phase 3 trial.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The Defendants intend to vigorously defend against such claims.

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

Purchase of shares in Myrexis

On February 27, 2013, Xstelos Corp and Myrexis entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to terms of such stock purchase agreement, Xstelos agreed to purchase from Myrexis 7,000,000 newly issued shares of Myrexis common stock, par value $0.01 per share, representing approximately 20% of all outstanding Myrexis Common Stock after giving effect to such purchase (the “Purchase”). The shares were purchased for an aggregate purchase price of $250,000. The Company has accounted for this transaction under the equity method. The equity in loss of investment in affliliate for Myrexis for the period April 1, 2013 through June 30, 2013 was $31,000, which decreased the investment in affiliate balance to $219,000 and has been reflected in the accompanying condensed consolidated balance sheet as of June 30, 2013. Xstelos Corp. also agreed to provide to Myrexis services pursuant to the terms of an Intercompany Services Agreement (described below) as well as consent to Mr. Couchman serving as Myrexis’s Chief Financial Officer. (Mr. Couchman also serves as Myrexis’s Chief Executive Officer.) Steven D. Scheiwe, a member of the Company’s Board of Directors, serves on the Board of Directors of Myrexis.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Intercompany services agreement with Myrexis

On February 27, 2013, Xstelos Corp. and Myrexis entered into an Intercompany Services Agreement. Pursuant to the Intercompany Services Agreement, Xstelos Corp. agreed to provide Myrexis with certain administrative, management, accounting and information services for one year in exchange for a fee of $25,000. The Intercompany Services Agreement will terminate upon 30 days upon written notice given to the other party. Intercompany service fees of $6,250 were received for the period ended June 30, 2013 and were recorded as selling, general and administrative expense in the accompanying Statements of Income and Comprehensive Income (Loss).

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

Results of Operations – Three months ended June 30, 2013 versus Three months ended June 30, 2012

The following is a discussion of the results of operations for Xstelos Corp for the three months ended June 30, 2013 compared with the three months ended June 30, 2012 (in thousands) (inflation and changing prices have not had a material impact on revenues or results from operations in the two periods):

	Three Months Ended June 30,
	2013	2012	Change	% (+-)

ROYALTY REVENUE	$6,554	$7,650	$(1,096)	-14.3%
Operating Expenses
Selling, general and administrative expense	1,255	1,174	81	-6.9%
Depreciation and amortization	1,016	1,066	(50)	-4.7%
Total operating expenses	2,271	2,240	31	1.4%
OPERATING INCOME	4,283	5,410	(1,127)	-20.8%
Interest expense, net	(2,165)	(2,632)	467	-17.7%
Rental revenue	41	13	28	215.4%
Loss on marketable securities and investment in affiliate	(95)	(533)	438	82.2%
Gain on sale of real estate	-	7,652	(7,652)	-100.0%
Loss on disposal of non-operating assets	-	(116)	116	-100.0%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,064	9,794	(7,730)	-78.9%
Income tax expense	1,550	39	1,511	3,874.4%
EARNINGS FROM CONTINUING OPERATIONS	$514	$9,755	$(9,241)	-94.7%

Royalty Revenue

Royalty revenue decreased $1.1 million, or 14.3%, to $6.6 million for three months ended June 30, 2013 compared with $7.6 million for three months ended June 30, 2012 due to decreased sales volume by Auxilium of Testim®, on which royalty revenue is earned.

SG&A Expenses

SG&A expenses increased $0.1 million, or 6.9%, to $1.3 million for three months ended June 30, 2013 compared with $1.2 million for three months June 30, 2012. The increase is due to higher legal expenses in 2013, primarily related to increased litigation expense relating to the Watson Laboratories and Upsher-Smith cases (see note 10) offset by lower headcount, professional fees, insurance expenses and real estate expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.05 million, or 4.7%, to $1.02 million for the three months ended June 30, 2013 compared with $1.07 million for the three months ended June 30, 2012. This decrease is solely due to depreciation expense adjustment in 2012 for assets held for use that were, previously not depreciated, as they were classified as assets held for sale, prior to the second quarter 2012.

Operating Income

Operating income decreased $1.1 million, or 20.8% to $4.3 million for three months ended June 30, 2013 compared with a $5.4 million for three months ended June 30, 2012, primarily due to the decreased royalty revenue and higher selling, general and administrative expenses, as described above.

Interest Expense

Interest expense decreased $0.5 million, or 17.7%, to $2.2 million for three months ended June 30, 2013 compared with $2.7 million for three months ended June 30, 2012. The decrease is exclusively due to a lower principal loan balance in 2013.

Marketable Securities and Investment in Affiliate

The Company recognized a realized gain of approximately $39,000 on sales of marketable securities and unrealized loss in market value of approximately $103,000 due to a decrease in the stock price per share of the marketable securities and loss from equity method investment of $31,000.

Sale of Real Estate

On April 27, 2012, the Company sold its Mahwah Real Estate for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million.

Disposal of Non-Operating Assets

In June 2012, the Company signed a five year lease of its Exeter real estate. As a result of preparing the building for this lease, management disposed of approximately $134,000 of furniture and equipment that were store in the Exeter building, and recorded a loss. This loss was offset by a gain from the sale of equipment of approximately $18,000.

Results of Operations – Six months ended June 30, 2013 versus Six months ended June 30, 2012

The following is a discussion of the results of operations for Xstelos Corp for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 (in thousands) (inflation and changing prices have not had a material impact on revenues or results from operations in the two periods):

	Six Months Ended June 30,
	2013	2012	Change	% (+-)

ROYALTY REVENUE	$12,187	$14,791	$(2,604)	-17.6%
Operating Expenses
Selling, general and administrative expense	3,260	2,584	676	26.2%
Depreciation and amortization	2,032	2,070	(38)	-1.8%
Total operating expenses	5,292	4,654	638	13.7%
OPERATING INCOME	6,895	10,137	(3,242)	-32.0%
Interest expense, net	(4,436)	(5,381)	945	17.6%
Rental revenue	81	13	68	523.1%
Loss on marketable securities and investment in affiliate	(69)	(527)	458	86.9%
Gain on sale of real estate	-	7,652	(7,652)	-100.0%
Loss on disposal of non-operating assets	(38)	(116)	78	-67.2%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,433	11,778	(9,345)	-79.3%
Income tax expense	2,092	101	1,991	1,971.3%
EARNINGS FROM CONTINUING OPERATIONS	$341	$11,677	$(11,336)	-97.1%

Royalty Revenue

Royalty revenue decreased $2.6 million, or 17.6%, to $12.2 million for six months ended June 30, 2013 compared with $14.8 million for six months ended June 30, 2012 due to decreased sales volume by Auxilium of Testim®, on which royalty revenue is earned.

SG&A Expenses

SG&A expenses increased $0.7 million, or 26.2%, to $3.3 million for six months ended June 30, 2013 compared with $2.6 million for six months June 30, 2012. The increase is due to higher legal expenses in 2013, primarily related to increased litigation expense relating to the Watson Laboratories and Upsher-Smith cases that accrued during Q1 (see note 10), which is offset by lower headcount, professional fees, insurance expenses and real estate expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.01 million, or 1.8%, to $2.03 million for six months ended June 30, 2013 compared with $2.07 million for six months ended June 30, 2012. This decrease is solely due to depreciation expense adjustment in 2012 for assets held for use that were, previously not depreciated, as they were classified as assets held for sale, prior to the second quarter 2012.

Operating Income

Operating income decreased $3.2 million, or 32.0% to $6.9 million for six months ended June 30, 2013 compared with a $10.1 million for six months ended June 30, 2012, primarily due to the decreased royalty revenue and higher legal expenses, as described above.

Interest Expense

Interest expense decreased $1.0 million, or 17.6%, to $4.4 million for six months ended June 30, 2013 compared with $5.4 million for six months ended June 30, 2012. The decrease is exclusively due to a lower principal loan balance in 2013.

Marketable Securities and Investment in Affiliate

The Company recognized a realized gain of approximately $53,000 on sales of marketable securities and unrealized loss in market value of approximately $91,000 due to a decrease in the stock price per share of the marketable securities and loss from equity method investment of $31,000.

Sale of Real Estate

On April 27, 2012, the Company sold its Mahwah Real Estate for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million.

Disposal of Non-Operating Assets

In June 2012, the Company signed a five year lease of its Exeter real estate. As a result of preparing the building for this lease, management disposed of approximately $134,000 of furniture and equipment that were stored in the Exeter building, and recorded a loss. This loss was offset by a gain from the sale of equipment of approximately $18,000.

Liquidity and Capital Resources

At June 30, 2013, the Company had cash and cash equivalents of approximately $17.1 million, which, along with the royalties from Testim® pursuant to the licensing agreement with Auxilium, we believe will be sufficient to fund our operations and our cash requirements for the next twelve months, and beyond. Our cash includes balances maintained in commercial bank accounts. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products currently under development or sales of debt or equity securities.

On April 5, 2011, in connection with the acquisition of CPEX, FCB LLC, a wholly owned subsidiary of FCB Acquisition, which became a wholly owned subsidiary of CPEX upon FCB Acquisition’s merger with and into CPEX, borrowed approximately $64 million under the Term Loan Agreement. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum, with a minimum LIBOR rate of 1%, and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim®, a topical testosterone gel, expire, and contains customary events of default for loans of such nature. As part of the Term Loan Agreement, CPEX contributed to FCB LLC all of its intellectual property rights in Testim® and rights to the royalty stream pursuant to the license agreement with Auxilium, and the loan is secured by FCB LLC’s interest in all such rights. Repayment of the loan is made through a waterfall arrangement whereby, if certain conditions are met, the Testim® royalty stream is distributed on a quarterly basis as follows: first to pay certain fees and expenses of Agent and FCB LLC, second to pay fees of the banks maintaining the accounts associated with the loan, third to pay any expenses of Agent used to protect the loan collateral and any other unreimbursed fees or expenses of Agent or any Lender, fourth to replenish any shortfall in the interest reserve (which is $2.5 million), fifth to pay interest due, sixth to pay 65% of the remaining royalty funds to Agent for the benefit of the Lenders as payment toward loan principal, and finally to FCB LLC for its benefit. As of June 30, 2013, the outstanding principal amount due under the term Loan Agreement was approximately $43.9 million.

Our largest source and use of cash were financing and investing related to the CPEX acquisition. The Company generated positive cash flow from operations due to our acquisition of CPEX.

As of June 30, 2013 accounts receivable, consisting of a royalty receivable, totaled $6.6 million. These receivables are generally collected within three months after the respective calendar quarter.

Net cash provided by operating activities for six months ended June 30, 2013 was $5.4 million, directly related to net earnings of $0.4 million, adding $2.0 million of depreciation and amortization, and increased by $0.6 million due to the decrease in accounts receivable and $2.4 million due to other miscellaneous items consisting principally of an decrease in prepaid expenses and other current assets of $0.6 million.

Cash used in investing activities was $0.6 million for the six months ended June 30, 2013, which was primarily due to the proceeds from sale of marketable securities.

Cash used in financing activities was $5.6 million for the six months ended June 30, 2013, which was used to repay debt under the term loan agreement related to the CPEX Transaction.

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

Cash equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and stated at cost which approximates their fair market value. At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

At June 30, 2013, restricted cash of $2,500,000 pledged to support a bank credit facility, is classified as a non-current asset. The restricted cash serves as collateral for the loan in connection with the CPEX Transaction that provides financial assurance that the Company has the ability to service the loan, as discussed in Note 7 – Long Term Debt. The cash is held in custody by the loan agent, is restricted as to withdrawal or use, and is currently not invested and does not bear interest.

Royalties Receivable and Allowances for Doubtful Accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Royalties receivable as of June 30, 2013, are royalties due from its licensee, Auxilium for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

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

The Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties. As a result, the Company concluded that it is more likely than not that certain deferred tax assets will be realized as of June 30, 2013, based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011, and the forecasted performance of CPEX.

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

Off-Balance Sheet Arrangements

None.

Impact of Inflation

The condensed consolidated financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Our interest obligations for our long term debt, representing 50% of total assets as of June 30, 2013, are primarily market driven. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the ability to pay interest and current maturities on our long-term debt is critical. The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the interest due on our long-term debt. We are unable to determine the inflationary impact on interest to the extent, if any, to which we owe on our long-term debt.

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

ITEM 1A. Risk Factors

Please review our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a complete statement of “Risk Factors” that pertain to our business. The following paragraphs set forth additional risk factors.

Our products and any of our product candidates, if approved, and our competitors’ branded products may face competition from lower cost generic, branded generic or follow-on products and such generic competition could have a material adverse effect on our business.

Testim® was approved under the provisions of the U.S. Food, Drug and Cosmetic Act that renders it susceptible to potential competition from generic manufacturers via the Abbreviated New Drug Application (“ANDA”) procedure or the 505(b)(2) New Drug Application (“505(b)(2)NDA”) procedure. Generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

The ANDA procedure and the 505(b)(2) NDA procedure include provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection long before the generic manufacturer actually commercializes their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively small total revenues.

Upsher-Smith Litigations

We are currently engaged in separate litigations with Upsher-Smith in Federal court in Delaware regarding Upsher-Smith’s attempts to bring a testosterone gel product to market via an ANDA or 505(b)(2) NDA using Testim® as its reference listed drug.  Upsher-Smith will not be able to lawfully launch a generic or branded generic version of Testim® in the U.S. without the necessary approval from the FDA.  The previously pending ANDA litigation in Federal court in New Jersey was dismissed in March 2013, and, although Upsher-Smith initially appealed, FCB, Auxilium and Upsher-Smith have since jointly agreed to dismiss the appeal.  We refer to the ANDA litigation in Delaware as the “Delaware Upsher-Smith ANDA Litigation”, the 505(b)(2) NDA litigation in Delaware as the “Delaware Upsher-Smith 505(b)(2) NDA Litigation”, the litigation in New Jersey as the “New Jersey Upsher-Smith ANDA Litigation”, and all three of them collectively as the “Upsher-Smith Litigations”.

Delaware ANDA

In October 2008, CPEX and AuxiliumTestim®, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim® prior to the January 2025 expiration of the ‘968 Patent. Shortly after, CPEX and Auxilium commenced the Delaware Upsher-Smith ANDA Litigation.  Although it would seem unlikely based on (i) the FDA’s public statements in its responses to the Citizen’s Petitions submitted by each of Auxilium and AbbVie Inc. (“AbbVie”) and (ii) Upsher-Smith’s public stance that its generic product has different penetration enhancers than Testim®, the FDA could approve the generic product proposed in Upsher-Smith’s ANDA. With FDA approval, even if the Delaware Upsher-Smith ANDA Litigation remains pending, Upsher-Smith may nevertheless choose to launch this generic product at risk of infringing the ‘968 patent.  Although administratively closed in December 2011, the Delaware Upsher-Smith ANDA Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ‘968 Patent or that the ‘968 Patent is invalid and/or unenforceable.  All discovery obligations of the parties continue to be in effect.  In April 2012, FCB and Auxiliumreceived a notice from Upsher-Smith in connection with its ANDA advising FCB and Auxilium of Upsher-Smith’s Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the ‘968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim® patents and that those patents are invalid.  A tenth U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

New Jersey ANDA

On March 27, 2013, FCB and Auxiliumlearned that Judge Linares of the United States District Court for the District of New Jersey ruled in favor of FCB and Auxilium on their motion to dismiss the lawsuit previously filed by Upsher-Smith on September 10, 2012.  On April 25, 2013, Upsher-Smith filed a Notice of Appeal, appealing the dismissal to the United States Court of Appeals for the Federal Circuit.  On June 14, 2013, the Court dismissed the appeal pursuant to a joint motion filed by the parties, thereby terminating the lawsuit.  The lawsuit had sought a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  All of the eight referenced patents cover Testim® 1% testosterone gel, and the eight referenced patents are among the ten FCB patents covering Testim® that are currently listed in the Orange Book.  The referenced patents will expire between 2023 and 2025.

Delaware 505(b)(2) NDA

On or about December 28, 2012, FCB and Auxiliumbecame aware of a notice from Upsher-Smith that advised FCB and Auxilium of Upsher-Smith’s filing of a 505(b)(2) NDA containing a Paragraph IV certification under 21 U.S.C. Section 314.52(c) for testosterone gel (the “Upsher-Smith NDA”). This Paragraph IV certification notice refers to the ten U.S. patents, covering Testim®, that are listed in the Orange Book.  These ten patents are owned by FCB and are exclusively licensed to Auxilium and will expire between 2023 and 2025.  Upsher-Smith may seek to have any drug approved under the Upsher-Smith NDA as a generic or branded generic version of Testim®.  On January 28, 2013, FCB and Auxilium filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel.  A hearing on Upsher-Smith’s previously filed motion for summary judgment was held on June 28, 2013, and, by request of the Court, the parties submitted additional briefing in the weeks following the hearing.  FCB and Auxilium are currently awaiting a ruling from the Court which we believe could come as early as during the third quarter of 2013.  If summary judgment is granted, Upsher-Smith could launch a 1% testosterone gel product using Testim® as the reference drug immediately after such ruling, if it receives approval by the FDA.  If summary judgment is not granted, the trial is currently scheduled to commence during the second quarter of 2014.

On March 26, 2013, Auxilium submitted a Citizen Petition to the FDA with respect to Upsher-Smith’s 505(b)(2) NDA referencing Testim®.  Auxilium requested that, in the event of FDA approval of the Upsher-Smith 505(b)(2) NDA, the FDA: (i) refrain from designating Upsher-Smith’s testosterone gel as therapeutically equivalent to Testim® and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels.  Since any such approval by the FDA would be pursuant to a 505(b)(2) NDA and not pursuant to an ANDA, it is unclear at this time whether such an Upsher-Smith product would receive a therapeutically equivalent rating to Testim® or a different rating.

Watson Litigation

ANDA Litigation with Watson

On May 24, 2012, FCB and Auxilium filed a lawsuit against Watson for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel.  The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product.  This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim®.  The lawsuit filed against Watson involves those nine patents, as well as a tenth patent covering Testim® that was issued on May 15, 2012 and is listed in the Orange Book.

An adverse outcome in any of the Upsher-Smith Litigations (including a ruling granting Upsher-Smith’s pending summary judgment motion in the Delaware Upsher-Smith 505(b)(2) NDA Litigation), the Watson Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim® being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the ten Orange Book patents relating to Testim® in January 2025.  If Upsher-Smith prevails in the Upsher-Smith Litigation (including as a result of a ruling granting its pending summary judgment motion in the Delaware Upsher-Smith 505(b)(2) NDA Litigation), it could launch a 1% testosterone gel product using Testim® as the reference drug immediately, if approved by the FDA.  It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim®, or if it would receive a different rating to, and perhaps not be freely substitutable for, Testim®.  Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on our Testim® revenues, but we believe that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on our Testim® revenues.  The introduction of a generic or different version of Testim® at any time, whatever the rating, or the introduction of a generic or different version of AbbVie’s AndroGel franchise (which could be on or before August 2015) could significantly and potentially permanently reduce the royalty revenue from Auxilium which we derive from Testim®.  A significant reduction in our Testim® royalty revenue from Auxilium could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital and could materially and adversely affect our ability to execute on our short and long-term business plans.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Mr. Finerman, a non-employee director of the Company, elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2013 in shares of restricted stock in lieu of cash compensation for service as a director in 2013 to which he would otherwise have been entitled. On July 1, 2013, 8,621 shares of Xstelos common stock having an aggregate fair value of $12,500 on such grant date were issued to Mr. Finerman for service as a director for the second quarter of 2013.

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

XSTELOS HOLDINGS, INC.

Date: August 14, 2013	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

