Form 10-Q
period 2013-09-30
Xstelos Holdings, Inc.
filed 2013-11-14
CIK 1540145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________

FORM 10-Q
_________________________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of common stock, par value $.001 per share, as of November 11, 2013:  24,274,728.

XSTELOS HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS
Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – As of September 30, 2013 (unaudited) and December 31, 2012	3-4

Condensed Consolidated Statements of Income and Comprehensive Income – For the Three Months Ended September 30, 2013 and 2012 (unaudited) and Nine Months Ended September 30, 2013 and 2012 (unaudited)	5-6

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2013 (unaudited)	7

Condensed Consolidated Statements of Cash Flows – For the Nine Months Ended September 30, 2013 and 2012 (unaudited)	8-9

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	40

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	41

SIGNATURES	42

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

ITEM 1.   Financial Statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012 *
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,466	$16,671
Marketable securities, at fair value	462	1,441
Royalties receivable	6,334	7,179
Prepaid expenses and other current assets	402	424
Fixed assets held for sale	139	220
Deferred tax asset, net	3,074	3,956
Assets of discontinued operations	394	933
Total current assets	25,271	30,824

Restricted cash	2,500	2,500
Cash held in escrow	1,750	-
Property and equipment, net	1,474	1,510
Investment in affiliate	193	-
Intangible assets, net	49,400	52,410
Goodwill	10,920	10,920
Deferred financing costs and other noncurrent assets	1,100	1,345
Deferred tax asset	15,591	16,062

TOTAL ASSETS	$108,199	$115,571

*Derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012 *
	Unaudited
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,082	$2,562
Income taxes payable	164	-
Current maturities of long term debt, net of original issue discount	11,962	13,311
Liabilities of discontinued operations	513	773
Total current liabilities	13,721	16,646
Other long term liabilities	1,776	26
Long term debt, net of current maturities and original issue discount	27,991	35,041

Total liabilities	43,488	51,713

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares, and nil issued and outstanding shares	-	-
Common stock, $0.001 par value, authorized 30,000,000 shares, and 24,265,799 shares issued and outstanding at September 30, 2013, and 24,242,249 shares issued and outstanding at December 31, 2012	24	24
Additional paid-in capital	35,282	35,245
Retained earnings	26,701	26,730
Stockholders’ Equity	62,007	61,999
Non-controlling interest	2,704	1,859

Total Stockholders’ Equity	64,711	63,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,199	$115,571

*Derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

ROYALTY REVENUE	$6,334	$6,756	$18,521	$21,547

Operating Expenses
Selling, general and administrative expense	1,749	1,279	5,009	3,863
Depreciation and amortization	1,015	1,016	3,047	3,086
Total operating expenses	2,764	2,295	8,056	6,949

OPERATING INCOME	3,570	4,461	10,465	14,598

Interest expense, net	(2,084)	(2,611)	(6,520)	(7,992)
Rental revenue	40	41	121	54
Gain / (loss) on marketable securities and investment in affliate	104	411	35	(116)
Gain on sale of real estate	-	-	-	7,652
Gain (loss) on disposal of non-operating assets	4	(4)	(34)	(120)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,634	2,298	4,067	14,076

Income tax expense (benefit)	1,422	(21,064)	3,514	(20,963)

EARNINGS FROM CONTINUING OPERATIONS	212	23,362	553	35,039

EARNINGS FROM DISCONTINUED OPERATIONS, net of tax	239	190	263	580

NET EARNINGS	451	23,552	816	35,619

Less: Net earnings attributable to the non-controlling interest	321	465	845	1,721

NET EARNINGS (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	130	23,087	(29)	33,898

Other comprehensive loss:
Unrealized loss on marketable securities	-	-	-	(61)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$130	$23,087	$(29)	$33,837

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

BASIC NET EARNINGS PER COMMON SHARE attributed to the controlling interest:
Earnings (loss) from continuing operations	$(0.00)	$0.99	$(0.01)	$2.11

Earnings from discontinued operations	0.01	0.01	0.01	0.04

BASIC NET EARNINGS PER COMMON SHARE	$0.01	$1.00	$(0.00)	$2.15

Weighted average common shares outstanding used for basic per common share.	24,265,705	23,191,341	24,257,545	15,822,162

DILUTED NET EARNINGS PER COMMON SHARE attributed to the controlling interest:
Earnings (loss) from continuing operations	$(0.00)	$0.91	$(0.01)	$1.96

Earnings from discontinued operations	0.01	0.01	0.01	0.03

DILUTED NET EARNINGS PER COMMON SHARE	$0.01	$0.92	$(0.00)	$1.99

Weighted average common shares outstanding used for diluted earnings per common share.	24,265,705	25,240,310	24,257,545	16,975,340

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2013
(Unaudited)
(in thousands, except share and per share amounts)

			Accumulated
			Additional			Non-
	Common Stock		Paid-in	Retained	Controlling	controlling
	Shares	Amount	Capital	Earnings	Interest	Interest	Total

Balance as of January 1, 2013	24,242,249	$24	$35,245	$26,730	$61,999	$1,859	$63,858
Net earnings (loss)	-	-	-	(29)	(29)	845	816
Issuance of stock for services	23,550	-	37	-	37	-	37

Balance as of September 30, 2013	24,265,799	$24	$35,282	$26,701	$62,007	$2,704	$64,711

See accompanying notes to condensed consolidated financial statements.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$816	$35,619
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,047	3,086
Non-cash interest	459	338
(Gain) loss on marketable securities and investment in affliate	(35)	116
Gain on sale of real estate	-	(7,652)
Loss on disposal of non-operating assets	34	120
Deferred tax expense (benefit)	1,353	(21,154)
Issuance of stock for services	37	25
Changes in operating assets and liabilities
Decrease in royalties receivable	844	229
Decrease in prepaid expenses and other current assets	560	334
(Increase) in cash held in escrow	(1,750)	-
Decrease in other noncurrent assets	9	41
Increase in accounts payable, accrued expenses and other current liabilities	238	334
(Decrease) in income taxes payable and other long-term liabilities	(62)	(212)
Net cash provided by operating activities	5,550	11,224

Cash flows from investing activities:
Purchase of investment in affiliate	(250)	-
Purchase of marketable securities	-	(777)
Proceeds from sale of marketable securities	1,070	734
Proceeds from disposal of non-operating assets	47	75
Proceeds from sale of real estate	-	13,825
Net cash provided by investing activities	867	13,857

Cash flows from financing activities:
Payments on long term debt	(8,622)	(9,187)
Dividends paid	-	(1,755)
Net cash used in financing activities	(8,622)	(10,942)

Net (decrease) increase in cash and cash equivalents	(2,205)	14,139
Cash and cash equivalents, beginning of period	16,671	7,847

Cash and cash equivalents, end of period	$14,466	$21,986

See accompanying notes to condensed consolidated financial statements

8

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$6,000	$7,546

Taxes paid	$1,997	$271

Unrealized loss on marketable security	$-	$(61)

See accompanying notes to condensed consolidated financial statements

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

As discussed below, on April 5, 2011, Xstelos Corp. and subsidiaries (formerly Footstar Corporation and subsidiaries, the Predecessor Company), a wholly owned subsidiary of Footstar (“Xstelos Corp.” and, together with Xstelos and its subsidiaries and their operations prior to the Plan of Reorganization, the “Company”), completed the CPEX Transaction (as defined below). In the CPEX Transaction, the Company acquired CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company. As a result of the CPEX Transaction, an indirect majority-owned subsidiary of Xstelos Corp. merged with and into CPEX, with CPEX surviving as a wholly-owned subsidiary of FCB Holdings. FCB Holdings is owned 80.5% by Xstelos Corp. and 19.5% by Ouray Holdings I AG, an investment holding company (which was the affiliate and ultimate transferee of the 19.5% interest from Cheval Holdings, Ltd., the original holder, who had transferred its interest in FCB Holdings to Dale B. Chappell and Mary E. Chappell, and they had then subsequently transferred the interest to Ouray Holdings I AG, together the “Investment Holding Company”). The Company has been advised that Dale B. Chappell and Mary E. Chappell, in the aggregate, wholly own each of Cheval Holdings, Ltd. and Ouray Holdings I AG. Neither Ouray Holdings I AG nor the Investment Holding Company is affiliated with either Xstelos or Jonathan Couchman, our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer.

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
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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

Upon consummation of the CPEX Transaction, FCB Holdings was owned 80.5% by Xstelos Corp. and 19.5% by the Investment Holding Company. The Investment Holding Company is affiliated with a minority Lender under the Term Loan Agreement (as defined above).

On April 4, 2011, in connection with the CPEX Transaction, Xstelos Corp. made a $3 million bridge loan to FCB Holdings under that certain Loan Agreement dated as of April 4, 2011 (the “Xstelos Corp. Loan Agreement”), by and between FCB Holdings and Xstelos Corp. The loan bore interest at 20% per annum and provided for a fee of 3% of the principal amount (less accrued interest) payable to Xstelos Corp., which was due upon repayment of the loan. The bridge loan was repaid on April 5, 2011, prior to maturity.

On April 4, 2011, in connection with the CPEX Transaction, Black Horse Capital LP and Black Horse Capital Master Fund Ltd. (together, “Black Horse”) made a $10 million bridge loan to FCB Holdings under that certain Loan Agreement dated as of April 4, 2011 (the “Black Horse Loan Agreement”), by and between Black Horse and FCB Holdings. The bridge loan under the Black Horse Loan Agreement had substantially the same terms as the bridge loan under the Xstelos Corp. Loan Agreement (except for the loan amount), and was repaid on April 5, 2011, prior to maturity. FCB Holdings also reimbursed Black Horse for transaction fees related to the CPEX acquisition of approximately $830,000.

Xstelos Corp. is party to a consulting and advisory agreement (the “Consulting Agreement”) with the Investment Holding Company for such entity to provide certain consulting and advisory services to Xstelos Corp. relating to intellectual property and other matters. The agreement provides for payment solely to the extent Xstelos Corp. has received dividends from FCB Holdings, of which $8,050,000 was received by Xstelos and $1,950,000 by the Investment Holding Company in 2012. Amounts payable pursuant to the Consulting Agreement are to be paid into an escrow account. As of September 30, 2013, $1,750,000 was funded into the escrow account. Pursuant to the Consulting Agreement, under certain circumstances, some or all of the consulting fee may be required to be made available to FCB I Holdings in anticipation of specific expenses. Under certain circumstances, pursuant to the terms of the agreement, up to six years may lapse between the filing of the consolidated tax return by Xstelos Corp. relating to the period for which such consulting fee was paid and its release from escrow. Annual amounts to be paid, following receipt of such dividends pursuant to the terms of the agreement, would be $1,000,000 for 2011, $750,000 for 2012, $750,000 for 2013, $500,000 for 2014 and $250,000 for 2015 and annually thereafter through the agreement termination. The agreement terminates upon the conclusion of the monetization of CPEX’s intellectual property, subject to the terms of the agreement. The Company has accrued approximately $2.3 million as of September 30, 2013 under this agreement, and expensed approximately $0.2 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and expensed approximately $0.6 million and $0.6 million, for the nine months ended September 30, 2013 and 2012, respectively. The Company funded an escrow account in the amount of $1.75 million on September 6, 2013, included in cash held in escrow in the accompanying consolidated balance sheet. Funds will be released from escrow at the Board of Xstelos discretion or six years following the filing of the consolidated tax return by Xstelos Corp. relating to the period for which such consulting fee was paid and released from escrow. The escrow is held by the escrow agent and does not bear interest.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Direct acquisition costs, consisting of investment banking fees and legal fees directly related to the acquisition of CPEX of approximately $1.1 million and $1.3 million were expensed as period costs, and were not capitalized for the period ended December 31, 2011. Financing costs were not expensed as acquisition costs, but treated as loan origination costs and are included in deferred financing costs in the accompanying consolidated balance sheets and are being amortized over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and recorded as a component within non-cash interest expense. Amortization costs of approximately $82,000 and $86,000 were expensed for the three months ended September 30, 2013 and 2012, respectively, and $236,000 and $174,000, for the nine months ended September 30, 2013 and 2012, respectively. Deferred financing costs of approximately $1.0 million as of September 30, 2013, net of accumulated amortization of $0.6 million is included in deferred financing costs and other noncurrent asset in the accompanying balance sheet.

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
SEPTEMBER 30, 2013

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority owned, and wholly-owned, subsidiaries which were derived from the historical accounting records of Xstelos Corp., prior to January 19, 2012, and reflect the historical financial positions, results of operations, and cash flows for the periods described herein. Intercompany balances and transactions between the entities have been eliminated. For simplicity of presentation, these condensed consolidated financial statements are referred to as financial statements herein.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

At September 30, 2013, restricted cash of $2,500,000 pledged to support a bank credit facility, is classified as a non-current asset. The restricted cash serves as collateral for the loan in connection with the CPEX Transaction that provides financial assurance that the Company has the ability to service the loan, as discussed in Note 7 – Long Term Debt. The cash is held in custody by the loan agent, is restricted as to withdrawal or use, and is currently not invested and does not bear interest.

At September 30, 2013, cash held in escrow of $1,750,000 payable to the Investment Holding Company, is classified as a non-current asset. Some or all of the consulting fees may be required to be available to FCB Holdings in anticipation of certain expenses. Funds will be released from escrow at the Board of Xstelos discretion or six years following the filing of the consolidated tax return by Xstelos Corp. relating to the period for which such consulting fee was paid and released from escrow. The escrow is held by the escrow agent and does not bear interest.

Royalties receivable and allowances for uncollectible accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Royalties receivable as of September 30, 2013 and December 31, 2012, and related royalty revenue for the three and nine months ended September 30, 2013 and 2012, are due from its licensee, Auxilium, for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

The Company determined no allowance for uncollectible accounts was necessary as of September 30, 2013 and December 31, 2012.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

During the three month and nine month period ended September 30, 2013, the Company received gross proceeds of approximately $253,000 and $1,070,000, respectively, from the sale of shares of its marketable securities and recognized an unrealized gain due to an increase in market value of approximately $80,000 and $21,000, respectively, in addition to a realized gain on sale of marketable securities of approximately $50,000 and $71,000 for the three and nine month period ended September 30, 2013, respectively. As of September 30, 2013, marketable securities consisted of stock at a fair value of approximately $0.5 million.

Investment in Affiliate

On February 27, 2013, Xstelos Corp. and Myrexis, Inc. (a related party through common management) (“Myrexis”) entered into a stock purchase agreement. Xstelos agreed to purchase 7,000,000 newly issued shares of Myrexis common stock representing approximately 20% of all outstanding Myrexis common stock after giving effect to such purchase. The shares were purchased for an aggregate purchase price of $250,000, representing its fair value at the time of the transaction. The Company has accounted for this transaction under the equity method. The equity in the loss of affiliate for Myrexis for the period April 1, 2013 through September 30, 2013 was $57,000, which decreased the carrying value of the investment in affiliate to $193,000 and has been reflected in the accompanying condensed consolidated balance sheet as of September 30, 2013. The financial operations for Myrexis for the period February 28, 2013 through March 31, 2013 were not significant.

Property and Equipment

The Company, through its acquisition of CPEX, owns a 16,434 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire (“Exeter”). It is located approximately 50 miles north of Boston, Massachusetts. During the second quarter of 2012, management withdrew its plan to sell the Exeter property. The Company is currently leasing the Exeter property and is not marketing this property for sale. As a result of this decision, in accordance with FASB ASC 360-10-35-44, the property was reclassified as held-for-use, which requires the asset to be reclassified at the lower of carrying value before the asset was classified as held for sale, less the depreciation that would have been recorded had the asset been continuously classified as held for sale, or the fair value on the date it was decided that it would not be sold. This building was reported as Real estate held for sale from April 5, 2011 through May 31, 2012, and reclassified to fixed assets in use once the Company started leasing the property. Approximately $12,000 and $37,000 of depreciation expense has been recorded for the three months and nine months ended September 30, 2013, respectively.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The Company recognizes rental income from the lease of the Exeter property. The term of the lease is 63 months, through August 31, 2017, of which the lease agreement contains provisions for future rent increases and periods in which rent payments are abated, with an average monthly income of approximately $13,000. In accordance with generally accepted accounting principles, the Company records monthly rent income, on a straight line basis, equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rental income recorded and the amount received is debited or charged to “deferred rent income”. As of September 30, 2013, approximately $26,000 of deferred rental income is included in deferred financing costs and other noncurrent assets, in the accompanying condensed consolidated balance sheets, and for the three months and nine months ended September 30, 2013, approximately $40,000 and $121,000 has been recorded as rental income, in the accompanying condensed consolidated statements of income and comprehensive income.

Real estate

On April 27, 2012, the Company signed a purchase agreement and sold its property in Mahwah, New Jersey, which contained the Company’s former corporate headquarters building, improvements and 21 acres of underlying land (collectively, the “Mahwah Real Estate”) to a third party buyer for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million.

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

The assets acquired in the CPEX acquisition included approximately $59.4 million of intangible assets which were assigned primarily to CPEX’s patents and license agreement associated with Testim®, a topical testosterone gel. The acquired intangible asset has a remaining useful life of approximately 12 years, with the patent expiring on January 3, 2026.

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

Pursuant to the acquisition of CPEX, the Company recorded goodwill of approximately $10.9 million. As of September 30, 2013, no impairment has been charged against goodwill recorded in the acquisition of CPEX.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Income taxes

The Internal Revenue Code requires any company that satisfies the definition of a personal holding company (“PHC”) and has undistributed personal holding company income (“UPHCI”) at the end of the year, to be subject to the PHC tax in addition to the regular income taxes. A PHC is taxed on its UPHCI at the dividend tax rate, which is currently 20.0%. A company is taxed as a PHC if, during the last six months of the tax year, (1) more than 50% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60% of the company’s adjusted ordinary gross income constitutes PHC income. UPHCI is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid. The Company was subject to the personal holding company tax for the 2011 and 2012 tax years. Since the Company did not have UPHCI for 2011 or 2012, it did not pay any PHC tax for these years. The Company is subject to PHC tax in 2013, and assuming that the PHC tax rate remains at 20%, the Company may incur significant PHC tax, none of which may be offset by the Company’s federal net operating loss carry forward.

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

The Company does not have any unrecognized tax contingencies. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Income and Comprehensive Income. There were no tax related interest and penalties for the periods ended September 30, 2013 and 2012. Tax years beginning in 2010 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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

Company matching contributions to the Plan for the three months ended September 30, 2013 and 2012 totaled $8,608 and $0, respectively, and for the nine months ended September 30, 2013 and 2012 totaled $58,110 and $0, respectively.

Earnings per Common Share

Basic net earnings per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. There are 2,500,000 options outstanding at September 30, 2013 which are not potentially dilutive and thus, were not added to the basic common shares outstanding to calculate the dilutive common shares outstanding for the three months and nine months ended September 30, 2013, due to the loss attributable to controlling interest.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine month ended September 30, 2013 and 2012, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted average shares outstanding-basic	24,265,705	23,191,341	24,257,545	15,822,162
Plus: Common share equivalents
Options	-	2,048,969	-	1,153,178
Weighted average shares outstanding-dilutive	24,265,705	25,240,310	24,257,545	16,975,340

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

⋅    Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
⋅    Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
⋅    Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

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

Assets of discontinued operations are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Account Receivable – Other	$232	$512
Prepaid expenses, primarily cash collateral for worker’s compensation obligations	162	421
	$394	$933

Liabilities of discontinued operations are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Accrued expenses	$340	$341
Income taxes payable	11	11
Worker’s compensation liability	162	421
	$513	$773

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Summarized statements of income for discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Total revenue	$-	$-	$-	$-
Selling, general and administrative expense	(239)	(237)	(263)	(633)
Operating income	239	237	263	633
Interest income (expense)		2		1
Earnings from discontinuing operations before income taxes	239	239	263	634
Income tax expense (benefit)	-	49	-	54
Earnings from discontinued operations	$239	$190	$263	$580

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets in accordance with FASB ASC 820 (in thousands):

Fair Value Measurements at September 30, 2013

		Quoted Prices		Significant
		in Active Markets for	Significant Other	Unobservable
	Balance at	Identical Items	Observable Inputs	Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Marketable Security – common stock	$462	$462	—	—

Fair Value Measurements at December 31, 2012

		Quoted Prices		Significant
		in Active Markets for	Significant Other	Unobservable
	Balance at	Identical Items	Observable Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Marketable Security – common stock	$1,441	$1,441	—	—

Money Market Funds – money market funds are valued using quoted market prices. Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Insurance	$80	$53
Interest	311	371
Other current assets	11	-
	$402	$424

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

6.	Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Patents, trademarks, and license agreement	$59,434	$59,434
Less - accumulated amortization	(10,034)	(7,024)
	$49,400	$52,410

Amortization expense for patents and related patent costs of approximately $3.0 million has been recorded in depreciation and amortization expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the nine month periods ended September 30, 2013 and 2012, respectively. The Company expects to incur approximately $4.0 million of amortization expense for each of the next 12 years.

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

The balance of the loan at September 30, 2013 and December 31, 2012 was approximately $40.9 million and $49.5 million, respectively, with an original issue discount (“OID”) balance of approximately $0.9 million and $1.2 million, respectively. Interest totaling approximately $2.0 million and $2.5 million was expensed in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2013 and 2012, respectively. Interest totaling $6.1 million and $7.7 million was expensed in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2013 and 2012, respectively. The rate applicable to this loan was 17.0% at September 30, 2013 and 2012. Current maturities of long term debt represent amounts expected to be payable in the next twelve months subsequent to September 30, 2013 in accordance with the repayment waterfall arrangement based on management’s forecast. Future maturities are subject to change based on future cash flows and the terms of the loan agreement.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The $64 million loan was issued at a discount of 2.34%, for total net proceeds of $62.5 million, with an effective interest rate of 18%. The OID was $1.5 million. The OID is equal to the difference between the stated face amount of the loan and actual cash received. This OID is being accreted over the estimated life of the loan, approximately 6 years, using the effective interest rate method, and is recorded as a component within non-cash interest expense. Accretion of approximately $77,000 and $81,000 was expensed for the three months ended September 30, 2013 and 2012, respectively, and accretion of approximately $223,000 and $164,000 was expensed for the nine month ended September 30, 2013 and 2012, respectively, leaving an OID balance of approximately $0.9 million as of September 30, 2013.

The $64 million loan is collateralized by patents and a license agreement associated with Testim®, that were acquired in the CPEX transaction. The loan agreement requires certain financial reporting and non financial covenants. The Company was in compliance with these covenants as of September 30, 2013.

8.           Income Taxes

The Company has available for federal income tax purposes net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $99.6 million and $106.8 million, respectively, as of September 30, 2013 and December 31, 2012 that, if not utilized, will begin expiring for federal purposes in 2025. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions. It should be noted that there may be certain limitations other than those potentially imposed by Section 382 of the Code on the Company’s ability to use its NOLs to offset certain taxable income, including, potentially, income generated in respect of the CPEX business. In assessing the realizability of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings. The ultimate realization of deferred tax assets is dependent upon several factors, including the generation of future taxable income during the periods in which those temporary differences become deductible.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Deferred tax assets	September 30, 2013	December 31, 2012
NOL	$34,844	$37,386
Employee benefits	57	147
Alternative minimum tax	446	301
Other noncurrent liabilities	328	167
Other noncurrent assets	182	172
Unrealized capital losses	28	41
Property and equipment	70	147
	35,955	38,361
Less: valuation allowance	-	-

Amortization of intangible asset	(17,290)	(18,343)
Net deferred tax asset	$18,665	$20,018

Amounts included in the consolidated balance sheet are as follows at September 30, (in thousands):

	September 30, 2013	December 31, 2012
Current deferred tax asset	$3,074	$3,956
Long term deferred tax asset	15,591	16,062
	$18,665	$20,018

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Tax Rate Reconciliation	2013	2012	2013	2012

Federal statutory rate	$655	$871	$1,515	$5,131
State income taxes, net of the federal tax benefit	38	13	117	36
Other	2	606	16	1,100
Valuation allowance reversal	-	(22,554)	-	(27,230)
Personal Holding Company	727	-	1,866	-
Effective tax rate	$1,422	$(21,064)	$3,514	$(20,963)

Provision for Income Taxes
Current:
Federal, including PHC	$779	$77	$2,043	$155
State / City	40	13	118	36
Total current	819	90	2,161	191

Deferred:
Federal	603	(21,154)	1,353	(21,154)
Total deferred	603	(21,154)	1,353	(21,154)

Total provision	$1,422	$(21,064)	$3,514	$(20,963)

9.	Stock Based Compensation Plans

The Company records stock based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options.

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures. With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award. A summary of option activity as of September 30, 2013 and changes during the twelve months ended December 31, 2012 is presented below.

		Weighted Average
	Shares	Exercise Price
Balance : January 1, 2012	2,562,640	$1.03
Granted	-	-
Exercised	-	-
Forfeited	(62,640)	26.10
Balance: December 31. 2012	2,500,000	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – September 30, 2013	2,500,000	0.35
Options Exercisable: September 30, 2013	2,500,000	$0.35

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Mr. Finerman, also elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2013 in shares of fully vested restricted stock in lieu of cash compensation for service as a director in 2013 to which he would otherwise have been entitled. On each of April 2, 2013, July 1, 2013 and October 1, 2013, 7,353, 8,621 and 8,929 shares, respectively, of Xstelos common stock having an aggregate fair value of $12,500 on each grant date, were issued to Mr. Finerman for service as a director for the first quarter, second quarter and third quarter of 2013, respectively. The $12,500 value of the October 1, 2013 issuance is related to the third quarter of 2013 and is included in accrued expenses in the accompanying balance sheet as of September 30, 2013.

10.          Commitments and Contingencies

Litigation Matters

The Company is involved in various and routine litigation matters, which arise through the normal course of business. While it firmly maintains that all pending claims are meritless, the Company will, however, continue to expend costs as it vigorously defends against these claims.

Thom McAn: In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $0.2 million as of the date of this filing, although the Company believes that there has been a novation of its obligations under such lease and may bring litigation to have a court finally determine such issue. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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

On January 28, 2013, Auxilium and FCB I filed a complaint in the United States District Court for the District of Delaware against Upsher-Smith for infringement of U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; 8,063,029; and 8,178,518. Auxilium and FCB I filed this lawsuit in response to a notice letter, dated December 21, 2012, and sent by Upsher-Smith, regarding Upsher-Smith’s filing with the FDA of NDA No. 204399 for a generic 1% testosterone gel product.  On January 30, 2013, Upsher-Smith counterclaimed for a declaration that these patents are invalid and/or unenforceable and that Upsher-Smith’s marketing of a prescription topical gel containing testosterone would not infringe the patent. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Upsher-Smith, final FDA approval of Upsher-Smith’s NDA for its proposed generic version of Testim® will be stayed until at least the earlier of 30 months from the date Upsher-Smith’s notice letter was received (i.e., June 24, 2015) or final resolution of the pending patent infringement lawsuit. On June 28, 2013, a Hearing on Upsher-Smith’s Motion for Summary Judgment was held and the Court’s Decision is Pending. On August 16, 2013, the FDA granted tentative approval of the Upsher-Smith NDA with the brand name Vogelxo for the Upsher-Smith testosterone gel product. FCB I is currently awaiting a ruling on the summary judgment motion from the court which FCB I believes could come at any time. If summary judgment is granted, Upsher-Smith could launch a 1% testosterone gel product using Testim® as the reference drug immediately after such ruling, if it receives final approval by the FDA. If summary judgment is not granted, the trial is currently scheduled to commence in June 2014. As in the litigation discussed above, Auxilium and FCB I remain committed to protecting their intellectual property rights, including their patent protection for Testim.®

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Ouray Holdings I AG

On June 13, 2013, Black Horse Capital, LP, Black Horse Capital Master Fund Ltd., Ouray Holdings I AG and Cheval Holdings, Ltd. (the “Plaintiffs”) filed an action against Xstelos, Xstelos Corp., FCB Holdings and Jonathan Couchman, the Company’s President, Chief Executive Officer and Chief Financial Officer (the “Defendants”), in the Delaware Chancery Court, Civil Action Number 8642-VCP, alleging causes of action for breach of contract, fraudulent inducement, unjust enrichment, promissory estoppel and breach of the covenant of good faith and fair dealing.

The action arises out of claims related to breach of an alleged oral agreement to grant Plaintiffs an interest in one particular use of CPEX's CPE-215 drug delivery system, as well as alleged unpaid amounts under a consulting agreement, and breaches of a stockholders’ agreement.

On September 10, 2013, Defendants filed a motion to dismiss the complaint as a matter of law. On October 29, 2013, Plaintiffs filed an Amended Complaint, re-alleging the same causes of action. On November 18, 2013, Defendants are scheduled to file a motion to dismiss the Amended Complaint. No discovery has taken place.

The Defendants believe that the action is without merit and intend to vigorously defend against the claims.

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

XSTELOS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

12.          Investment in Myrexis

Purchase of shares in Myrexis

On February 27, 2013, Xstelos Corp. and Myrexis entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to terms of such stock purchase agreement, Xstelos agreed to purchase from Myrexis 7,000,000 newly issued shares of Myrexis common stock, par value $0.01 per share, representing approximately 20% of all outstanding Myrexis Common Stock after giving effect to such purchase (the “Purchase”). The shares were purchased for an aggregate purchase price of $250,000. The Company has accounted for this transaction under the equity method. The equity in loss of investment in affliliate for Myrexis for the period April 1, 2013 through September 30, 2013 was $57,000, which decreased the investment in affiliate balance to $193,000 and has been reflected in the accompanying condensed consolidated balance sheet as of September 30, 2013. Xstelos Corp. also agreed to provide to Myrexis services pursuant to the terms of an Intercompany Services Agreement (described below) as well as consent to Mr. Couchman serving as Myrexis’s Chief Financial Officer. (Mr. Couchman also serves as Myrexis’s Chief Executive Officer.) Steven D. Scheiwe, a member of the Company’s Board of Directors, serves on the Board of Directors of Myrexis.

In connection with the Purchase, Xstelos entered into a letter agreement (the “Letter Agreement”) dated February 27, 2013 with Myrexis, pursuant to which Myrexis granted to Xstelos Corp. an exemption under Section 29 of Myrexis’s Tax Benefits Shareholder Rights Agreement, embodying a shareholder rights plan adopted on March 29, 2012 to protect the use of Myrexis’s net operating losses and certain other tax attributes. Under the exemption, Xstelos Corp. must not at any time represent more than the lesser of (i) 30% of the Common Stock and (ii) the maximum percentage ownership of Common Shares from time to time such that an ownership change would not have occurred for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder.

Intercompany services agreement with Myrexis

On February 27, 2013, Xstelos Corp. and Myrexis entered into an Intercompany Services Agreement. Pursuant to the Intercompany Services Agreement, Xstelos Corp. agreed to provide Myrexis with certain administrative, management, accounting and information services for one year in exchange for a fee of $25,000. The Intercompany Services Agreement will terminate upon 30 days upon written notice given to the other party. Intercompany service fees of $6,250 and $12,500 were received for the three month and nine month period ended September 30, 2013, respectively, and were recorded as selling, general and administrative expense in the accompanying Statements of Income and Comprehensive Income.

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

•     our ability to successfully defend our intellectual property, including the various litigations regarding Testim® in which we are currently involved;

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

Results of Operations – Three months ended September 30, 2013 versus Three months ended September 30, 2012

The following is a discussion of the results of operations for Xstelos Corp. for the three months ended September 30, 2013 compared with the three months ended September 30, 2012 (in thousands) (inflation and changing prices have not had a material impact on revenues or results from operations in the two periods):

	Three Months Ended September 30,
	2013	2012	Change	% (+-)

ROYALTY REVENUE	$6,334	$6,756	$(422)	-6.2%
Operating Expenses
Selling, general and administrative expense	1,749	1,279	470	36.7%
Depreciation and amortization	1,015	1,016	(1)	-0.1%
Total operating expenses	2,764	2,295	469	20.4%
OPERATING INCOME	3,570	4,461	(891)	-20.0%
Interest expense, net	(2,084)	(2,611)	527	-20.2%
Rental revenue	40	41	(1)	-2.4%
Gain / (loss) on marketable securities and investment in affiliate	104	411	(307)	-74.7%
Loss on disposal of non-operating assets	4	(4)	8	-200.0%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,634	2,298	(664)	-28.9%
Income tax expense (benefit)	1,422	(21,064)	22,486	-106.8%
EARNINGS FROM CONTINUING OPERATIONS	$212	$23,362	$(23,150)	-99.1%

Royalty Revenue

Royalty revenue decreased $0.4 million, or 6.2%, to $6.3 million for three months ended September 30, 2013 compared with $6.7 million for three months ended September 30, 2012 due to decreased sales volume by Auxilium of Testim®, on which royalty revenue is earned.

SG&A Expenses

SG&A expenses increased $0.5 million, or 36.7%, to $1.8 million for three months ended September 30, 2013 compared with $1.3 million for three months September 30, 2012. The increase is due to higher legal expenses in 2013, primarily related to increased litigation expense relating to the Watson Laboratories and Upsher-Smith cases (see note 10) offset by lower professional fees, insurance expenses and real estate expenses.

Operating Income

Operating income decreased $0.9 million, or 20.0% to $3.6 million for three months ended September 30, 2013 compared with a $4.5 million for three months ended September 30, 2012, primarily due to the decreased royalty revenue and higher selling, general and administrative expenses, as described above.

Interest Expense

Interest expense decreased $0.5 million, or 20.2%, to $2.1 million for three months ended September 30, 2013 compared with $2.6 million for three months ended September 30, 2012. The decrease is exclusively due to a lower principal loan balance in 2013.

Marketable Securities and Investment in Affiliate

The Company recognized a realized gain of approximately $50,000 on sales of marketable securities and unrealized gain in market value of approximately $80,000 due to an increase in the stock price per share of the marketable securities and loss from equity method investment of $26,000.

Disposal of Non-Operating Assets

The Company recognized a gain on the sale of equipment of approximately $4,000.

Results of Operations – Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

The following is a discussion of the results of operations for Xstelos Corp. for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 (in thousands) (inflation and changing prices have not had a material impact on revenues or results from operations in the two periods):

	Nine Months Ended September 30,
	2013	2012	Change	% (+-)

ROYALTY REVENUE	$18,521	$21,547	$(3,026)	-14.0%
Operating Expenses
Selling, general and administrative expense	5,009	3,863	1,146	29.7%
Depreciation and amortization	3,047	3,086	(39)	-1.3%
Total operating expenses	8,056	6,949	1,107	15.9%
OPERATING INCOME	10,465	14,598	(4,133)	-28.3%
Interest expense, net	(6,520)	(7,992)	1,472	-18.4%
Rental revenue	121	54	67	124.1%
Gain (loss) on marketable securities and investment in affiliate	35	(116)	151	-130.2%
Gain on sale of real estate	-	7,652	(7,652)	-100.0%
Loss on disposal of non-operating assets	(34)	(120)	86	-71.7%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,067	14,076	(10,009)	-71.1%
Income tax expense (benefit)	3,514	(20,963)	24,477	-116.8%
EARNINGS FROM CONTINUING OPERATIONS	$553	$35,039	$(34,486)	-98.4%

Royalty Revenue

Royalty revenue decreased $3.0 million, or 14.0%, to $18.5 million for nine months ended September 30, 2013 compared with $21.5 million for nine months ended September 30, 2012 due to decreased sales volume by Auxilium of Testim®, on which royalty revenue is earned.

SG&A Expenses

SG&A expenses increased $1.1 million, or 29.7%, to $5.0 million for nine months ended September 30, 2013 compared with $3.9 million for nine months September 30, 2012. The increase is due to higher legal expenses in 2013, primarily related to increased litigation expense relating to the Watson Laboratories and Upsher-Smith, which is offset by lower headcount, professional fees, insurance expenses and real estate expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.04 million, or 1.3%, to $3.05 million for nine months ended September 30, 2013 compared with $3.09 million for nine months ended September 30, 2012. This decrease is solely due to depreciation expense adjustment in 2012 for assets held for use that were, previously not depreciated, as they were classified as assets held for sale, prior to the second quarter 2012.

Operating Income

Operating income decreased $4.1 million, or 28.3% to $10.5 million for nine months ended September 30, 2013 compared with a $14.6 million for nine months ended September 30, 2012, primarily due to the decreased royalty revenue and higher legal expenses, as described above.

Interest Expense

Interest expense decreased $1.5 million, or 18.4%, to $6.5 million for nine months ended September 30, 2013 compared with $8.0 million for nine months ended September 30, 2012. The decrease is exclusively due to a lower principal loan balance in 2013.

Marketable Securities and Investment in Affiliate

The Company recognized a realized gain of approximately $71,000 on sales of marketable securities and unrealized gain in market value of approximately $21,000 due to a increase in the stock price per share of the marketable securities and loss from equity method investment of $57,000.

Sale of Real Estate

On April 27, 2012, the Company sold its Mahwah Real Estate for approximately $14.6 million less selling and other costs of approximately $0.8 million, and recognized a gain of approximately $7.7 million.

Disposal of Non-Operating Assets

In June 2012, the Company signed a five year lease of its Exeter real estate. As a result of preparing the building for this lease, management disposed of approximately $134,000 of furniture and equipment that were stored in the Exeter building, and recorded a loss of approximately $9,000. This loss was offset by a gain from the sale of equipment of approximately $18,000.

Liquidity and Capital Resources

At September 30, 2013, the Company had cash and cash equivalents of approximately $14.5 million, which, along with the royalties from Testim® pursuant to the licensing agreement with Auxilium, we believe will be sufficient to fund our operations and our cash requirements for the next twelve months, and beyond. Our cash includes balances maintained in commercial bank accounts. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products currently under development or sales of debt or equity securities.

On April 5, 2011, in connection with the acquisition of CPEX, FCB LLC, a wholly owned subsidiary of FCB Acquisition, which became a wholly owned subsidiary of CPEX upon FCB Acquisition’s merger with and into CPEX, borrowed approximately $64 million under the Term Loan Agreement. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum, with a minimum LIBOR rate of 1%, and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim®, a topical testosterone gel, expire, and contains customary events of default for loans of such nature. As part of the Term Loan Agreement, CPEX contributed to FCB LLC all of its intellectual property rights in Testim® and rights to the royalty stream pursuant to the license agreement with Auxilium, and the loan is secured by FCB LLC’s interest in all such rights. Repayment of the loan is made through a waterfall arrangement whereby, if certain conditions are met, the Testim® royalty stream is distributed on a quarterly basis as follows:  first to pay certain fees and expenses of Agent and FCB LLC, second to pay fees of the banks maintaining the accounts associated with the loan, third to pay any expenses of Agent used to protect the loan collateral and any other unreimbursed fees or expenses of Agent or any Lender, fourth to replenish any shortfall in the interest reserve (which is $2.5 million), fifth to pay interest due, sixth to pay 65% of the remaining royalty funds to Agent for the benefit of the Lenders as payment toward loan principal, and finally to FCB LLC for its benefit. As of September 30, 2013, the outstanding principal amount due under the term Loan Agreement was approximately $40.9 million.

Our largest source and use of cash were financing and investing related to the CPEX acquisition.  The Company generated positive cash flow from operations due to our acquisition of CPEX.

As of September 30, 2013 royalties receivable, totaled $6.3 million. These receivables are generally collected within three months after the respective calendar quarter.

Net cash provided by operating activities for nine months ended September 30, 2013 was $5.5 million, directly related to net earnings of $0.8 million, adding $3.0 million of depreciation and amortization, and increased by $0.8 million due to the decrease in royalties receivable and $0.9 million due to other miscellaneous items consisting principally of an increase in other current assets of $1.7 million.

Cash used in investing activities was $0.9 million for the nine months ended September 30, 2013, which was primarily due to the proceeds from sale of marketable securities.

Cash used in financing activities was $8.6 million for the nine months ended September 30, 2013, which was used to repay debt under the term loan agreement related to the CPEX Transaction.

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

At September 30, 2013, restricted cash of $2,500,000 pledged to support a bank credit facility, is classified as a non-current asset.  The restricted cash serves as collateral for the loan in connection with the CPEX Transaction that provides financial assurance that the Company has the ability to service the loan, as discussed in Note 7 – Long Term Debt. The cash is held in custody by the loan agent, is restricted as to withdrawal or use, and is currently not invested and does not bear interest.

At September 30, 2013, cash held in escrow of $1,750,000 payable to the Investment Holding Company, is classified as a non-current asset. Some or all of the consulting fees may be required to be available to FCB I Holdings in anticipation of certain expenses. Funds will be released from escrow at the Board of Xstelos discretion or six years following the filing of the consolidated tax return by Xstelos Corp. relating to the period for which such consulting fee was paid and released from escrow. The escrow is held by the escrow agent and does not bear interest.

Royalties Receivable and Allowances for Doubtful Accounts

When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. Royalties receivable as of September 30, 2013, are royalties due from its licensee, Auxilium for sales of Testim®. All receivables are uncollateralized and therefore are subject to credit risk.

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

The Company reviews the valuation of deferred tax assets based on positive evidence, such as projections of future taxable earnings along with negative evidence, such as operational uncertainties. As a result, the Company concluded that it is more likely than not that certain deferred tax assets will be realized as of September 30, 2013, based primarily on the actual earnings from CPEX operations since the date of acquisition in April 2011, and the forecasted performance of CPEX.

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

Off-Balance Sheet Arrangements

None.

Impact of Inflation

The condensed consolidated financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Our interest obligations for our long term debt, representing 50% of total assets as of September 30, 2013, are primarily market driven.  As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the ability to pay interest and current maturities on our long-term debt is critical. The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the interest due on our long-term debt. We are unable to determine the inflationary impact on interest to the extent, if any, to which we owe on our long-term debt.

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

ITEM 1A.  Risk Factors

Please review our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2013, for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Mr. Finerman, a non-employee director of the Company, elected to receive his full retainer ($12,500 for each quarter, totaling $50,000) for fiscal 2013 in shares of restricted stock in lieu of cash compensation for service as a director in 2013 to which he would otherwise have been entitled. On October 1, 2013, 8,929 shares of Xstelos common stock having an aggregate fair value of $12,500 on such grant date were issued to Mr. Finerman for service as a director for the third quarter of 2013.

The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in connection with all such issuances to Mr. Finerman, as such issuances were not in connection with a public offering.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

On August 28, 2013 the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“Commission”) which seeks stockholder approval for a 1 for 2,000 reverse split of the Company’s common stock, followed immediately by a  2000 for 1 forward split (together, the “Reverse/Forward Split”).  The Company anticipates filing and mailing a definitive proxy in November 2013 and holding a special meeting of stockholders in December 2013 to vote on these matters, as provided in the proxy statement.  If approved, upon effectiveness of the Reverse/Forward Split, (i) stockholders holding fewer than 2,000 shares of common stock will be eligible to receive a cash payment of $1.37 per pre-split share, as more fully described in the proxy statement, and (ii) it is anticipated that the Company will be eligible to cease filing periodic reports with the Commission and the Company intends to cease public registration of its common stock. Once the Company ceases public registration of its common stock, it will not be required to provide periodic or other reports regarding the Company, although the Company may continue to provide sufficient information to allow its common stock to continue trading on the Pink Sheets, which includes the dissemination of quarterly and annual unaudited financial statements via the OTC Disclosure & News Service.

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

XSTELOS HOLDINGS, INC.

Date: November 14, 2013	By: /s/ Jonathan M. Couchman
Jonathan M. Couchman
President and Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

