Form 10-Q/A
period 2013-09-30
Xstelos Holdings, Inc.
filed 2013-11-15
CIK 1540145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q/A

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

Explanatory Note

The sole purpose of this Amendment to Xstelos Holdings, Inc’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013 (the “Form 10-Q”), is to provide the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) furnished as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

ITEM 6. Exhibits

31.1*	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* These exhibits were previously included in Xstelos Holdings, Inc.Quarterly Report  on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XSTELOS HOLDINGS, INC.

Date: November 15, 2013	By: /s/ Jonathan M. Couchman
Jonathan M. Couchman President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)